Form 10-Q
period 1998-02-28
AGRIBRANDS INTERNATIONAL INC
filed 1998-04-13
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended February 28, 1998

                          Commission File No. 1-13479


                        AGRIBRANDS INTERNATIONAL, INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       MISSOURI               43-1794250
         ------------------------------------------------------------
       (State of Incorporation)     (I.R.S. Employer Identification No.)

               9811 SOUTH FORTY DRIVE, ST. LOUIS MISSOURI 63124
         ------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

                                (314) 812-0500
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)


Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES:   X     NO:  _____
                                 ---

Number of shares of Agribrands common stock, $.10 par value, outstanding as of the close of business on April 3, 1998:
                                   10,668,571
                      -----------------------------------

                                    ------

PART  I  -          FINANCIAL  INFORMATION


                        AGRIBRANDS INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL INFORMATION
       ----------------------------------------------------------------

The following discussion is a summary of the key factors management considers necessary in reviewing Agribrands International, Inc. ("Agribrands") results of operations, liquidity, capital resources, and operating segment results.

The unaudited Combined Financial Statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of Agribrands had it operated as a separate, independent company during the periods presented or in the future. The unaudited Combined Financial Statements included herein do not reflect any changes that occurred in the financial position and operations of Agribrands as a result of the April 1, 1998 distribution ("the Distribution") of the shares of Ralston Purina Company's ("Ralston's") subsidiary, Agribrands, to the shareholders of Ralston's common stock


BUSINESS  OVERVIEW

Agribrands is one of the leading international producers and marketers of animal feeds and other animal health and nutrition products. Agribrands' business is currently conducted almost exclusively outside of the United States. Agribrands primarily produces and sells its products in sixteen foreign countries under varying local conditions. The markets in which Agribrands operates are highly competitive and sensitive to both pricing and promotion.

Agricultural products sales prices and percent of sales gross profit margins are directly influenced by changes in the underlying commodity prices for the raw materials used to formulate animal feeds. Typically, the industry operates on a unit margin basis with frequent price changes based on the underlying commodity price movements.

Agribrands, as a supplier of animal feeds and other animal health and nutrition products, is subject to the risks and uncertainties associated with the animal production industry which cause fluctuations in demand for Agribrands' products. The animal production industry in a particular country can be negatively affected by a number of factors, including macro economic conditions, weather conditions, commodity prices, price controls, alternative feed sources, the market price of livestock, poultry and other animals, animal diseases, changes in consumer demand, real estate values, government farm programs and other government regulations, restrictive quota and trade policies and tariffs, production difficulties, including capacity and supply constraints, labor disputes and general economic conditions.

Consolidation of the animal feed production and animal production industries around the world will continue to bring about significant changes in the product  production  and  distribution  pattern.  Such changes will affect the
growth  prospects  and  pricing  practices  of  Agribrands.    Future  growth
opportunities for Agribrands are expected to depend on its ability to implement strategies for expanding in growing, lesser-developed agricultural markets, making strategic acquisitions and divestitures, particularly in more mature markets, maintaining effective cost control programs, and developing and implementing more efficient manufacturing and distribution methodologies, while at the same time maintaining aggressive pricing and promotion of its products.


OPERATING  RESULTS

Net earnings for the quarter and six months ended February 28, 1998 were $2.0 million and $6.0 million, respectively. This compares to $1.2 million and $8.2 million, respectively, for the same periods in the prior year. Operating margins improved for both the quarter and the six months as gains in the Americas and Asia Pacific regions were only partially offset by lower margins in the European region. Despite the improvement in margins, net earnings were only up $0.8 million for the quarter and down for the six months on higher pretax foreign currency exchange and translation losses, principally in Korea and Colombia. Foreign currency exchange and translation losses totaled $5.7 million and $11.2 million, respectively, for the current quarter and six month period compared to only $2.0 million and $2.4 million during the same periods last year. A $2.0 million restructuring charge in Europe also negatively impacted  the  current  quarter.




                              AMERICAS (EXCLUDING UNITED STATES)



              Quarter ended                                                 Six months ended
             ---------------                                              ------------------
              February 28,                                                    February 28,
             ---------------                                              ------------------
          1998                1997                                           1998 .     1997
       ---------           --------                                        ---------  -------
$        149.2          $    137.4       Net sales                           $305.4   $284.6
           6.4                 3.2       Operating profit                      14.4      8.3
           4.3%                2.3%      Operating profit as % of net sales     4.7%     2.9%




The increase in net sales of the Americas operations for the both the quarter and the six months ended February 28, 1998 is primarily attributable to increased volume in Mexico. Agribrands' operations in Mexico experienced increased demand resulting from improved economic conditions when compared to the same periods last year.

Operating profit increased $3.2 million for the quarter and $6.1 million for the six month period on increased volume and improved margins. The improvement in operating margins was broad-based but most notable in Mexico where increased shrimp feed sales, with their overall higher margins, helped to increase profitability.



                                            EUROPE

             Quarter ended                                                  Six months ended
            ---------------                                                ------------------
              February 28,                                                    February 28,
            ---------------                                                -----------------
          1998              1997                                             1998     1997
        -------           --------                                          --------  ------
$        102.0        $     111.3     Net sales                             $204.1   $237.7
           1.1                2.1     Operating profit                         3.2      5.8
           1.1%               1.9%    Operating profit as % of net sales       1.6%     2.4%




Net sales of the European operations declined $9.3 million for the quarter and $33.6 million for the six months. The declines are primarily attributable to lower selling prices resulting from lower commodity prices and currency devaluation.

European agricultural industries are mature and highly competitive. Consolidation is accelerating in both the feed production and animal production industries. As a result of these conditions, Agribrands' European operating profits have lagged the other regions of the company. The operations in Hungary continue to be the largest contributor to earnings in the region. In the quarter ended February 28, 1998 the European operations incurred $2.0 million of pre-tax restructuring charges associated with closure of one facility and consolidation of its volume with that of another facility in Italy and unrelated severance costs in Spain.



                                         ASIA PACIFIC


              Quarter ended                                                  Six months ended
              -------------                                                  ----------------
               February 28,                                                     February 28,
              -------------                                                    --------------
          1998           1997                                                  1998     1997
         ------         ------                                                 ----    -----
$         81.8   $      114.4          Net sales                             $198.3   $230.8
           8.0            6.2          Operating profit                        18.0     16.0
           9.8%           5.4%         Operating profit as % of net sales       9.1%     6.9%




Net sales of the Asia Pacific operations declined approximately $33 million for both the quarter and six months as increased volume in units was offset by currency devaluation against the dollar of approximately 46% and 25% in Korea and the Philippines, respectively, during the six months ended February 28, 1998.

Operating profit remained strong as a result of the increased volume and favorable product mix which more than offset the decline in operating profit dollars resulting from currency devaluation. Operations in Korea remained dominant in the Asia Pacific region accounting for approximately 75% of the net sales and 60% of the region's operating profit during the most recent six month period.

OTHER  INCOME/EXPENSE

Other income/expense, net, was unfavorable by $4.2 million and $9.4 million for the quarter and six months ended February 28, 1998, respectively, compared to the same periods last year. This is primarily attributable to higher foreign currency exchange losses on dollar denominated debt in Korea and Colombia and higher translation losses due to hyper-inflationary accounting in
Mexico.    Exchange  losses  were  greatest  in  Korea.


INCOME  TAXES

Income taxes, which include United States and foreign taxes, were 57% of pre-tax earnings for both the quarter and the six months ended February 28, 1998. This compares to 82% and 62% for the quarter and six months ended February 28, 1997, respectively. The significantly higher effective rate for the quarter ended February 28, 1997 resulted from changes in the earnings mix including increased foreign expenses in countries for which no tax benefit could be recognized.


FINANCIAL  CONDITION

Cash flows from operations were ($16.6) million and $40.0 million for the six months ended February 28, 1998 and 1997, respectively. The significant decline in operating cash flows between the two periods is due primarily to changes in inventory levels in the respective periods. Inventory levels increased during the six months ended February 28, 1998 due to advance purchases made to lock-in favorable terms. Conversely, inventory levels had declined in the six month period ended February 28, 1997 due to lower commodity prices.

Agribrands  is  continually  evaluating  new  investment  opportunities.    In
December 1997, Agribrands invested $5.0 million in Agribrands Purina (Langfang) Feedmill Company Ltd., a new wholly owned foreign subsidiary. The new subsidiary utilized the funds along with $2 million in proceeds from the issuance of debt to acquire a feed mill in Langfang, Peoples Republic of China. In January 1998, Agribrands acquired a feed mill in Maracay, Venezuela for $4.3 million. In January 1998, Agribrands also acquired a feed mill in Spessa, Italy for $7.3 million. Agribrands had previously leased the feed mills in both Maracay and Spessa. These acquisitions were funded through a combination of net proceeds from Ralston and local country borrowings. Assuming these acquisitions had occurred as of September 1, 1996, they would not have had a material effect on net sales or net earnings during any of the periods reported.

Capital expenditures, primarily to replace or enhance existing production facilities and equipment, totaled $22.5 million and $13.8 million for the six months ended February 28, 1998 and 1997, respectively.

Agribrands' capital investments and working capital needs have been partially funded with investments by and advances from Ralston. During the six months ended February 28, 1998 net cash flows provided by financing activities were $62.1 million including $27.1 million in proceeds from Ralston. During the six months ended February 28, 1997 net cash flows used by financing were $6.9 million net of $21.5 million in proceeds from Ralston.

As soon as practicable following the Distribution, Agribrands expects, subject to satisfaction of closing conditions (primarily local regulatory approvals), to have in place $110 million of secured revolving credit facilities with a syndicate of international lenders (the "Credit Facilities"), the proceeds of which will be used to provide working capital for general corporate purposes and letters of credit to support Agribrands' international operations. Ralston will continue to guarantee certain Agribrands' debt until such approvals can be obtained or, at the latest, until May 31, 1998. The Credit Facilities will include up to $40 million which will be available as advances to Agribrands and certain of its subsidiaries (other than Purina Korea, Inc., its Korean subsidiary), or as letters of credit, and up to $70 million which will be available for letters of credit for Agribrands subsidiaries or for direct advances to its Korean subsidiary. $20 million of one facility will be extended as a three year revolving credit, extendible, by mutual agreement, for one additional year on each anniversary of the closing, and the remaining $35 million of that facility will be extended as a 364-day revolving credit, extendible quarterly by mutual agreement. The remaining $55 million facility will be extended as a 364-day revolving credit, extendible quarterly by mutual agreement for additional 364-day periods. Under the terms of the Credit Facilities, Agribrands will be subject to a number of restrictions, including
(i) Agribrands and its subsidiaries may not invest by acquisition and/or merger an amount exceeding $20 million (including assumed debt) per individual transaction, or $80 million (including assumed debt) in the aggregate, during the term of the Credit Facilities; (ii) Agribrands, at all times during the term of the Credit Facilities, must maintain at least $25 million in a cash collateral account for the benefit of the lenders; (iii) capital expenditures by Agribrands and its subsidiaries may not exceed approximately $81 million the first year, $40 million the second year, and $29 million the third year of the term; and (iv) Agribrands must maintain certain debt and interest coverage ratios and minimum net worth requirements.

Cash flow from operations and borrowings under various lines of credit are Agribrands' primary sources of liquidity. Management has a strong orientation on cash flows and the effective use of free cash flows. The combined operating, cash and equity position of Agribrands should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

OUTLOOK

The Americas region experienced significant improvement in operating results during the first half of this fiscal year compared to the same period last year. The overall market conditions have improved in the region and management anticipates the Americas will continue to contribute to the overall profitability of Agribrands during 1998.

Consolidation of both the animal feed and animal production industries continues throughout Europe. Agribrands has responded to this trend by restructuring and streamlining its European operations over the last few years. This has been especially prevalent in France, Spain, Portugal and Italy where this trend is likely to continue. At the same time, the feed industry in Turkey and Hungary have provided opportunities for growth. In December, 1997, Agribrands completed construction of its second feed mill plant in Hungary. With this increased capacity, the Hungarian operations should continue to provide strong financial results during 1998.

In recent years, the Asia Pacific region has been Agribrands' most profitable region. However, the current financial crises in the Asia Pacific region will continue to have an adverse effect on Agribrands' near term results. It will be especially prevalent with the Korean operations, which represent approximately 75% of the Company's Asia Pacific net sales volume. Any further devaluation of the Korean won will result in lower dollar profits for the Korean operations and increased foreign exchange losses on its dollar denominated debt. The Korean operations import approximately 70% of the ingredients used in its manufacturing process. The local currency costs of these imported ingredients increase as the Korean won devalues. At the same time, the Korean operations generally request government cooperative approval before increasing its selling prices. Although this restricts management's ability to respond quickly to changing market conditions, the Korean operations have been able to obtain price increases to partially offset increased ingredient costs. In spite of these current conditions, Agribrands remains committed to the Asia Pacific market and views the current financial crises as an opportunity to strengthen its market position within the region.


FORWARD-LOOKING  STATEMENTS

Certain statements in this report are "forward-looking statements" within the meaning of the federal securities law. This includes statements concerning plans and objectives of management relating to Agribrands' operations or
economic  performance,  and  assumptions  related  thereto.    Because  such
forward-looking statements involve risks and uncertainties, there are important factors that could cause actual events or results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions (including agricultural markets) in the various regions of the world in which Agribrands operates, Agribrands' ability to recover its raw material costs in the pricing of its products, the availability of capital on acceptable terms, actions of competitors and government entities, political and economic instability in countries or regions where the Agribrands business is conducted, the level of demand for Agribrands' products and change in Agribrands' business strategies.



                                              AGRIBRANDS INTERNATIONAL, INC.

                                              COMBINED STATEMENT OF EARNINGS

                                             (DOLLARS IN MILLIONS-UNAUDITED)




                                                          QUARTER ENDED                               SIX MONTHS ENDED
                                                           FEBRUARY 28,                                 FEBRUARY 28,

                                                         1998             1997                           1998     1997
                                                          -------   ---------                          -------  ------

Net Sals. . . . . . . . . . . . . . . . . . . . . . . .  $ 333.0  $     363.1                          $707.8      $753.1
Costs and Expenses
  Cost of products sold. . . . . . . . . . . . . . .. .    286.6        312.4                           605.3       648.3
  Selling, general and administrative. . . . . . . . . .    31.9         40.6                            71.4        77.9
  Interest . . . . . . . . . . . . . . . . . . . . . . .     3.0          2.9                             6.1         5.6
  Provisions for restructuring . . . . . . . . . . . . .     2.0            -                             2.0           -
  Gain on sale of property . . . . . . . . . . . . . . .       -            -                            (0.4)          -
  Other (income)/expense, net. . . . . . . . . . . . . .     4.9          0.7                             9.4           -
                                                          -------      ------                           ------     ------
                                                           328.4        356.6                           693.8       731.8
                                                          -------      ------                           ------     ------

Earnings before Income Taxes . . . . . . . . . . . . . .     4.6          6.5                            14.0        21.3
Income Taxes . . . . . . . . . . . . . . . . . . . . . .     2.6          5.3                             8.0        13.1
                                                          ------        -----                           ------     ------
Net Earnings . . . . . . . . . . . . . . . . . . . .    $    2.0  $       1.2                          $  6.0      $  8.2
                                                        ========  ===========                          ======      ======



See Accompanying Notes to Condensed Financial Statements





                            AGRIBRANDS INTERNATIONAL, INC.

                                COMBINED BALANCE SHEET
                                      (CONDENSED)
                            (DOLLARS IN MILLIONS-UNAUDITED)


                                                           FEBRUARY 28,    AUGUST 31,
                                                               1998           1997
                                                          --------------  ------------
ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . .  $        24.9   $      25.2
  Marketable securities. . . . . . . . . . . . . . . . .            3.3           6.8
  Receivables, less allowance for doubtful accounts. . .           95.5         114.4
  Inventories. . . . . . . . . . . . . . . . . . . . . .          119.2         112.0
  Other current assets . . . . . . . . . . . . . . . . .           12.3          11.7
                                                          --------------  ------------
    Total Current Assets . . . . . . . . . . . . . . . .          255.2         270.1
                                                          --------------  ------------

Investments and Other Assets . . . . . . . . . . . . . .           53.2          54.2

Property at Cost . . . . . . . . . . . . . . . . . . . .          321.2         329.6
Accumulated Depreciation . . . . . . . . . . . . . . . .         (159.5)       (172.7)
                                                          --------------  ------------
                                                                  161.7         156.9
                                                          --------------  ------------

      Total. . . . . . . . . . . . . . . . . . . . . . .  $       470.1   $     481.2
                                                          ==============  ============

LIABILITIES AND RALSTON EQUITY INVESTMENT
Current Liabilities
  Current maturities of long-term debt . . . . . . . . .  $        12.8   $      19.4
  Notes payable. . . . . . . . . . . . . . . . . . . . .           70.5          33.8
  Accounts payable and accrued liabilities . . . . . . .          127.6         162.7
  Income taxes . . . . . . . . . . . . . . . . . . . . .            4.1           7.5
                                                          --------------  ------------
    Total Current Liabilities. . . . . . . . . . . . . .          215.0         223.4
                                                          --------------  ------------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . .           16.2          22.8
Deferred Income Taxes. . . . . . . . . . . . . . . . . .           11.9           9.6
Other Liabilities. . . . . . . . . . . . . . . . . . . .           22.4          27.3

Ralston Equity Investment. . . . . . . . . . . . . . . .          204.6         198.1
                                                          --------------  ------------

      Total. . . . . . . . . . . . . . . . . . . . . . .  $       470.1   $     481.2
                                                          ==============  ============

See Accompanying Notes to Condensed Financial Statements



                                  AGRIBRANDS INTERNATIONAL, INC.
                                 COMBINED STATEMENT OF CASH FLOWS
                                           (CONDENSED)
                                 (DOLLARS IN MILLIONS-UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                               FEBRUAY 28,
                                                                             ------------------
                                                                             1998          1997
                                                                            --------      -------

CASH FLOW FROM OPERATIONS
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             6.0   $  8.2
  Non-cash items included in income. . . . . . . . . . . . . . . . .               23.4     10.5
  Changes in operating assets and liabilities used in operations . .              (43.9)    13.9
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (2.1)     7.4
                                                                      ------------------  -------
    Net cash (used by) provided by operations. . . . . . . . . . . .              (16.6)    40.0
                                                                      ------------------  -------

CASH FLOW FROM INVESTING ACTIVITIES
  Acquisitions of businesses . . . . . . . . . . . . . . . . . . . .              (16.6)
  Property additions . . . . . . . . . . . . . . . . . . . . . . . .              (22.5)   (13.8)
  Proceeds from the sale of property . . . . . . . . . . . . . . . .                0.9      0.8
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (1.0)    (0.1)
                                                                      ------------------  -------
    Net cash used by investing activities. . . . . . . . . . . . . .              (39.2)   (13.1)
                                                                      ------------------  -------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from sale of long-term debt . . . . . . . . . . . . . . .                3.1      1.5
  Principal payments on long-term debt, including current maturities               (7.8)    (1.0)
  Net increase (decrease) in notes payable . . . . . . . . . . . . .               39.7    (28.9)
  Net transactions with Ralston. . . . . . . . . . . . . . . . . . .               27.1     21.5
                                                                      ------------------  -------
    Net cash provided by (used by) financing activities. . . . . . .               62.1     (6.9)
                                                                      ------------------  -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents . . . .               (6.6)    (1.8)
                                                                      ------------------  -------
Net (Decrease) Increase in Cash and Cash Equivalents . . . . . . . .               (0.3)    18.2
Cash and Cash Equivalents, Beginning of Period . . . . . . . . . . .               25.2     20.3
                                                                      ------------------  -------
Cash and Cash Equivalents, End of Period . . . . . . . . . . . . . .               24.9     38.5
                                                                      ==================  =======


See Accompanying Notes to Condensed Financial Statements

                        AGRIBRANDS INTERNATIONAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1998
                             (DOLLARS IN MILLIONS)

NOTE  1  -          The  accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting procedures for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements of Agribrands International, Inc. and notes thereto for the year ended August 31, 1997.


NOTE  2  -         The accompanying financial statements of Agribrands reflect periods during which its businesses operated primarily as wholly-owned subsidiaries of Ralston Purina Company and its subsidiaries. As such, earnings per share data does not provide meaningful information about the results of operations of Agribrands.


NOTE  3  -          Receivables  consist  of  the  following:



                                  FEBRUARY 28, 1998    AUGUST 31, 1997
                                 -------------------  -----------------


Gross receivables . . . . . . .  $            105.7   $          124.2
Allowance for doubtful accounts               (10.2)              (9.8)
                                 -------------------  -----------------
                                 $             95.5   $          114.4
                                 ===================  =================




NOTE  4  -          Inventories  consist  of  the  following:




                            FEBRUARY 28, 1998   AUGUST 31, 1997
                            ------------------  ----------------

Raw materials and supplies  $             96.0  $           89.7
Finished products. . . . .                23.2              22.3
                            ------------------  ----------------
                            $            119.2  $          112.0
                            ==================  ================

NOTE  5  -          Investments  and  Other  Assets  consist of the following:



                                              FEBRUARY 28, 1998   AUGUST 31, 1997
                                              ------------------  ----------------

Goodwill, net of accumulated amortization of
  $5.0 at February 28 and $4.1 at August 31.  $             33.3  $           34.0
Investments in affiliated companies. . . . .                 4.4               4.1
Deferred charges and other assets. . . . . .                15.5              16.1
                                              ------------------  ----------------
                                              $             53.2  $           54.2
                                              ==================  ================




NOTE  6  -          Accounts  payable  and  accrued liabilities consist of the following:



                                                 FEBRUARY 28, 1998   AUGUST 31, 1997
                                                 ------------------  ----------------

Trade accounts payable. . . . . . . . . . . . .  $             83.0  $          107.2
Incentive compensation, salaries, and vacations                10.8              14.8
Restructuring reserves. . . . . . . . . . . . .                 2.1               1.4
Other items . . . . . . . . . . . . . . . . . .                31.7              39.3
                                                 ------------------  ----------------
                                                 $            127.6  $          162.7
                                                 ==================  ================




NOTE  7  -          SUBSEQUENT  EVENT
                    -----------------

     On April 1, 1998, Ralston Purina Company distributed the common stock of its wholly owned subsidiary, Agribrands International, Inc., to the shareholders of Ralston's common stock through a tax-free spin-off. The international animal feeds and agricultural business have been beneficially transferred to Agribrands as of April 1, 1998. Legal title shall be transferred as foreign government approvals are obtained and share transfers are registered in the respective foreign countries. Since the distribution, Agribrands has conducted its business as a separate public company.

                        AGRIBRANDS INTERNATIONAL, INC.

              UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION


     On April 1, 1998, Ralston Purina Company distributed the common stock of its wholly owned subsidiary, Agribrands International, Inc., to the shareholders of Ralston's common stock through a tax-free spin-off. The international animal feeds and agricultural business have been beneficially transferred to Agribrands as of April 1, 1998. Legal title shall be transferred as foreign government approvals are obtained and share transfers are registered in the respective foreign countries. The historical combined financial statements of Agribrands reflect periods during which the various spun-off businesses operated as divisions or subsidiaries of Ralston.

     The  pro  forma  combined  statement of earnings for the six months ended
February 28, 1998 presents the combined results of Agribrands' operations assuming that the Distribution had occurred as of September 1, 1997. Such statement of earnings has been prepared by adjusting the historical statement of earnings to indicate the effect of estimated costs and expenses and the recapitalization associated with the Distribution as if the Distribution had occurred as of September 1, 1997.

The pro forma combined balance sheet at February 28, 1998 presents the combined financial position of Agribrands assuming the Distribution had occurred at that date. Such balance sheet has been prepared by adjusting the historical balance sheet for the effect of changes in assets, liabilities, and capital structure associated with the Distribution as if the Distribution had occurred on February 28, 1998.

The pro forma financial statements may not necessarily reflect the combined results of operations or financial position that would have existed had the Distribution been effected on the dates specified nor are they necessarily indicative of future results or financial position.





                              AGRIBRANDS INTERNATIONAL, INC.

                         PRO FORMA COMBINED STATEMENT OF EARNINGS
                            (IN MILLIONS EXCEPT PER SHARE DATA)
                            SIX MONTHS ENDED FEBRUARY 28, 1998
                                        (UNAUDITED)


                                              ADJUSTMENTS
                                              RELATED TO         PRO
                                              HISTORICAL     DISTRIBUTION    FORMA
Net Sales . . . . . . . . . . . . . . . . .  $      707.8                    $      707.8
Costs and Expenses
  Cost of products sold . . . . . . . . . .         605.3             0.6 (b)       605.9
  Selling, general and administrative . . .          71.4             0.5 (a)        72.2
                                                                      0.3 (b)
  Interest. . . . . . . . . . . . . . . . .           6.1               - (c)         7.6
                                                                      1.5 (d)
  Provisions for restructuring. . . . . . .           2.0                             2.0
  Gain on sale of property. . . . . . . . .          (0.4)                           (0.4)
  Other (income)/expense, net . . . . . . .           9.4               - (e)         9.4
                                             -------------  --------------         -------
                                                    693.8             2.9            696.7
                                             -------------  --------------         -------

Earnings before Income Taxes. . . . . . . .          14.0            (2.9)            11.1
Income Taxes. . . . . . . . . . . . . . . .           8.0            (1.6) (f)         6.4
                                             ------------   --------------          ------
Net Earnings. . . . . . . . . . . . . . . .  $        6.0   $        (1.3)   $         4.7
                                             =============  ==============   =============

Earnings per share. . . . . . . . . . . . .                                  $       0.44
                                                                             =============

Weighted average shares of common stock (g)                                          10.7
                                                                             =============



(a)         To reflect the incremental costs associated with becoming a stand-alone public company.
(b)          To  reflect  the increase in net pension costs resulting from the transfer of certain  international retirement plan assets and obligations to Ralston as set out in the
Agreement  and  Plan  of  Reorganization.
(c)         Reflecting an insignificant reduction in interest expense associated with debt levels  assumed  at  Distribution  Date.
(d)          To  reflect annual credit facility fee and amortization of deferred financing costs.
(e)          No  interest income has been imputed on excess cash and marketable securities generated  by  the  Distribution  due  to  the  number of alternative uses for such funds.
(f)       To reflect tax effect of the above pro forma adjustments and to reflect taxes as if  Agribrands  was  a  single,  stand-alone  U.S.  taxpayer.
(g)          Represents  the  number of shares of Agribrands common stock, $.10 par value, outstanding  as  of  the  close  of  business  on  April  1,  1998.





                                            AGRIBRANDS INTERNATIONAL, INC.

                                           PRO FORMA COMBINED BALANCE SHEET
                                           (DOLLARS IN MILLIONS - UNAUDITED)



                                                      HISTORICAL                                       PRO FORMA
                                                     FEBRUARY 28,          PRO FORMA                  FEBRUARY 28,
                                                         1998             ADJUSTMENTS                    1998
                                                    --------------        -----------                 ------------
ASSETS
Current Assets
 Cash and cash equivalents . . . . . . . . . . . .  $        24.9       $     63.4  (a)                   88.3
 Marketable securities . . . . . . . . . . . . . .            3.3              8.4  (a)                   11.7
 Receivables, less allowance for doubtful accounts           95.5                                        95.5
 Inventories . . . . . . . . . . . . . . . . . . .          119.2                                       119.2
 Other current assets. . . . . . . . . . . . . . .           12.3                                        12.3
 Total Current Assets. . . . . . . . . . . . . . .          255.2             71.8                       327.0

Investments and Other Assets . . . . . . . . . . .           53.2             (8.8) (a)                   46.4
                                                                               2.0  (c)

Property at Cost . . . . . . . . . . . . . . . . .          321.2                                       321.2
Accumulated Depreciation . . . . . . . . . . . . .         (159.5)                                     (159.5)
                                                            161.7                -                       161.7
 Total . . . . . . . . . . . . . . . . . . . . . .  $       470.1       $     65.0                     $ 535.1
                                                    ==============  ===============                    =========

LIABILITIES AND RALSTON EQUITY INVESTMENT
Current Liabilities
 Current maturities of long-term debt. . . . . . .           12.8                                         12.8
 Notes payable . . . . . . . . . . . . . . . . . .           70.5            (18.3) (b)                   52.2
 Accounts payable and accrued liabilities. . . . .          127.6                                        127.6
 Income taxes. . . . . . . . . . . . . . . . . . .            4.1                                          4.1
 Total Current Liabilities . . . . . . . . . . . .          215.0            (18.3)                      196.7

Long-Term Debt . . . . . . . . . . . . . . . . . .           16.2             (6.2) (b)                   10.0
Deferred Income Taxes. . . . . . . . . . . . . . .           11.9                                         11.9
Other Liabilities. . . . . . . . . . . . . . . . .           22.4                                         22.4
Ralston Equity Investment. . . . . . . . . . . . .          204.6           (204.6) (d)                      -
Shareholders Equity. . . . . . . . . . . . . . . .                           294.1  (d)                  294.1
 Total . . . . . . . . . . . . . . . . . . . . . .  $       470.1   $         65.0                     $ 535.1
                                                    ==============  ==============                     ========



(a)     To reflect the increase in cash and marketable securities and the transfer of certain international retirement plan  assets  and  obligations  to  Ralston  in accordance with the Agreement and Plan of Reorganization.  Assumed the increase  in  cash  and  marketable  securities  would  be  ratable.
(b)          To  reflect  debt  levels  assumed  by  Agribrands  at  the  Distribution  Date.
(c)          To  reflect  deferred  financing  costs  associated  with  the  debt  assumed  at  the Distribution Date.
(d)          To  reflect  the liquidation of the remaining investment by Ralston and the issuance of Agribrands Stock.

PART  II  -          OTHER  INFORMATION
                     ------------------

There is no information required to be reported under any items except those indicated below.


Item  6.          Exhibits  and  Reports  on  Form  8-K
                  -------------------------------------

          (a)      Exhibits  filed  with  this  Report:

          (10)(i) Agreement and Plan of Reorganization dated April 1, 1998 between Agribrands International, Inc. and Ralston Purina Company

          (10)(ii) Technology Transfer and License Agreement dated April 1, 1998 between Agribrands International, Inc. and Ralston Purina Company

          (10)(iii)Trademark Agreement dated April 1, 1998 between Agribrands International, Inc. and Ralston Purina Company

          (10)(iv) Credit Agreements (Long and Short Term) dated March 31, 1998 Among Agribrands International, Inc. and Various Banks with ABN-AMRO as agent

          (27)     Financial  Data  Schedule

          (b)      Reports  on  Form  8-K

                   No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AGRIBRANDS  INTERNATIONAL,  INC.
-----------------------------------------
Registrant

By:  /s/ David R. Wenzel
-----------------------------------------
David  R.  Wenzel
Chief  Financial  Officer


Date:    April  13,  1998

EXHIBIT  INDEX
-------------


Exhibits
--------


EX-10       Agreement and Plan of Reorganization dated April 1, 1998 between
Agribrands  International,  Inc.  and  Ralston  Purina  Company

EX-10       Technology  Transfer  and License Agreement dated April 1, 1998 between  Agribrands  International,  Inc.  and  Ralston  Purina  Company

EX-10       Trademark  Agreement  dated  April  1,  1998 between Agribrands
International,  Inc.  and  Ralston  Purina  Company

EX-10       Credit Agreements (Long and Short Term) dated March 31, 1998 Among
Agribrands  International,  Inc.  and  Various  Banks  with  ABN-AMRO as agent

EX-27       Financial  data  schedule  for  2nd Quarter 1998

(provided  electronically)


Exhibit  27

(Document  prepared  on  Edgar)