Form 10-Q
period 1998-05-31
AGRIBRANDS INTERNATIONAL INC
filed 1998-07-02
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended May 31, 1998

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

                                YES: X NO: _____


Number of shares of Agribrands common stock, $.01 par value, outstanding as of the close of business on June 30, 1998:

                                   10,668,571
                                ----------------

PART I - FINANCIAL INFORMATION

                         AGRIBRANDS INTERNATIONAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
         ---------------------------------------------------------------

     The following discussion is a summary of the key factors management considers necessary in reviewing Agribrands International, Inc. ("Agribrands" or "the Company") results of operations, liquidity, capital resources, and operating segment results.

Business Overview

     On April 1, 1998, Ralston Purina Company (Ralston) distributed the common stock of its wholly owned subsidiary, Agribrands International, Inc., to the holders of Ralston's common stock through a tax-free spin-off (the Distribution). The international animal feeds and agricultural business have been beneficially transferred to Agribrands as of April 1, 1998. Legal title is being transferred as foreign government approvals are obtained and share transfers are registered in the respective foreign countries. Since the Distribution, Agribrands has conducted its business as a separate public company.

     Agribrands is one of the leading international manufacturers and marketers of agricultural animal feeds and other animal health and nutrition products. Agribrands' business is currently conducted almost entirely outside of the United States. Agribrands primarily produces and sells its products in sixteen foreign countries under different local conditions. The markets in which Agribrands operates are highly competitive and sensitive to both pricing and promotion.

Selling prices for Agricultural products and percent of sales gross profit margins are directly influenced by changes in the underlying prices for the commodity raw materials used to formulate animal feeds. Typically, the industry operates on a unit margin basis with frequent price changes based on the underlying commodity price movements.

Operating Results

     Net earnings for the quarter ended May 31, 1998 were $3.4 million compared to $6.6 million for the same period last year. Consolidated operating profit margins declined to 3.2% for the quarter compared to 4.1% for the same quarter last year as gains in the Americas and European regions were more than offset by lower margins in the Asia Pacific region. Earnings for the current quarter were also adversely impacted by a $2.5 million charge to write-off deferred financing costs associated with a credit facility the Company elected not to close.

     Net earnings for the nine months ended May 31, 1998 were $9.4 million compared to $14.8 million for the same period last year. Excluding restructuring charges, consolidated operating profit margins for the current nine months were 4.0% compared to 3.7% for the same period in the prior year. Despite the higher margins, net earnings were down $5.4 million for the nine months on higher pretax foreign currency exchange and translation losses, principally in Korea and Colombia. Foreign currency exchange and translation losses totaled $10.2 million for the current nine-month period compared to only $2.7 million during the same period last year. A $2.0 million restructuring charge in Europe also negatively impacted the current nine-month results.

--------------------------------------------------------------------------------

                       AMERICAS (excluding United States)
                       ----------------------------------

   Quarter ended May 31,                               Nine months ended May 31,
      1998         1997                                      1998        1997
      ----         ----                                      ----        ----

      558          526       Tons sold (in thousands)         1,604      1,471
 $  154.8     $  156.5              Net sales              $  460.2   $  441.1
 $    7.7     $    4.6           Operating profit          $   22.1   $   12.9
      5.0%         2.9%  Operating profit as % of net sales     4.8%       2.9%

--------------------------------------------------------------------------------

The increase in volume for the Americas operations for the both the quarter and the nine months ended May 31, 1998 is primarily attributable to increased feed sales in Mexico. Agribrands' operations in Mexico experienced increased demand resulting from improved economic conditions when compared to the same periods last year. Despite a 6.1% increase in volume for the current quarter, net sales dollars were down $1.7 million as a result of lower selling prices resulting from lower commodity prices and currency devaluation against the dollar.

     Operating profit increased $3.1 million for the quarter and $9.2 million for the nine-month period on increased volume and improved margins. The improvement in operating profit margins was broad-based but most notable in Mexico where increased shrimp feed sales, with their overall higher margins, helped to increase profitability.

--------------------------------------------------------------------------------
                                     EUROPE
                                     ------
   Quarter ended May 31,                              Nine months ended May 31,
     1998       1997                                       1998        1997
     ----       ----                                       ----        ----

     404        396        Tons sold (in thousands)        1,204       1,211
  $  99.6   $  107.8              Net sales              $  303.7   $  345.5
  $   2.8   $    2.8           Operating profit          $    6.0   $    8.6
      2.8%       2.6%  Operating profit as % of net sales     2.0%       2.5%

--------------------------------------------------------------------------------

     Net sales of the European operations declined $8.2 million for the quarter. This decline is attributable to both lower selling prices resulting from lower commodity prices and currency devaluation experienced in Hungary and Turkey. In the third quarter, operating profit and volumes in the region were flat with the prior year. The operations in Hungary continue to be the largest contributor to earnings in the region.

     For the nine months, net sales in Europe declined $41.8 million, again due to lower selling prices resulting from lower commodity prices. Year to date operating profit as a percentage of sales declined also, primarily as a result of restructuring charges. During February 1998, the European operations incurred $2.0 million of pre-tax restructuring charges associated with closure of one facility and consolidation of its volume with that of another facility in Italy and unrelated severance costs in Spain.

--------------------------------------------------------------------------------
                                  ASIA PACIFIC
                                  ------------
    Quarter ended May 31,                              Nine months ended May 31,
     1998       1997                                        1998         1997
     ----       ----                                        ----         ----

       342        342        Tons sold (in thousands)        1,082        1,010
  $   96.7   $  111.2              Net sales               $  295.0    $  342.0
  $    4.5   $    9.4           Operating profit           $   22.5    $   25.4
       4.7%       8.5%  Operating profit as % of net sales     7.6%        7.4%

--------------------------------------------------------------------------------

     Asia Pacific operating results for the current quarter were adversely affected by continued difficult economic conditions in the region, particularly in Korea which represents approximately 75% of the Company's Asia Pacific sales volume. A significant portion of the Korean business is in hog feed. The hog industry in Korea is currently depressed with hog farmers experiencing end product pricing that is lower than their cost to produce. This has restricted the Korean operations' ability to maintain volume and margins on hog feed. In spite of this difficult economic environment, the overall Korean operations have remained profitable in part through successful development and introduction of new products into the marketplace.

     Net sales of the Asia Pacific operations declined approximately $47 million for the nine months ended May 31, 1998 as increased volume in units was offset by both lower selling prices resulting from lower commodity prices and currency devaluation against the dollar. During the nine months ended May 31, 1998, the Korean won and Philippine peso devalued approximately 36% and 23%, respectively, against the dollar. Despite the decline experienced during the most recent quarter, operating profit margins for the nine months remained in line with the prior year.

Interest Expense & Other Income/Expense

Interest expense totaled $3.4 million and $9.5 million for the quarter and nine months ended May 31, 1998, respectively. This compares to $2.4 million and $8.0 million, respectively, for the same periods last year. The increase in the most recent quarter is primarily due to higher interest rates when compared to the comparable period last year.

--------------------------------------------------------------------------------
                           Other (Income)/Expense, net
                           ---------------------------
Quarter ended May 31,                                 Nine months ended May 31,
  1998        1997                                        1998         1997
  ----        ----                                        ----         ----

$ (1.0)   $  0.2  Translation and exchange loss/(gain)  $  10.2   $    2.6

  (1.5)     (1.3)           Investment income              (3.3)      (3.7)

   2.5       -     Write-off of deferred financing costs    2.5         -
------    ------                                         ------    -------
$    -    $ (1.1)                                        $  9.4    $  (1.1)
======    ======                                         ======    =======
--------------------------------------------------------------------------------

During the quarter ended May 31, 1998 the Company recovered some of the exchange losses it incurred in Korea during the first half of fiscal 1998 as the Korean won strengthened against the dollar. Earnings for the current quarter were adversely impacted by a $2.5 million charge to write-off deferred financing costs associated with a credit facility the Company elected not to close.

Translation and exchange losses were substantially higher during the nine months ended May 31, 1998 as a result of higher foreign currency exchange losses on dollar denominated debt in Korea and Colombia and higher translation losses due to hyper-inflationary accounting in Mexico. Exchange losses were greatest in Korea.

Income taxes

     Income taxes, which include United States and foreign taxes, were 58% of pre-tax earnings for the three months ended May 31, 1998 compared to 53% of pre-tax earnings for the same period in the prior year. The higher effective rate for the quarter ended May 31, 1998 resulted primarily from changes in the earnings mix.

Financial Condition

     Cash flows from operations were break-even and $54.6 million for the nine months ended May 31, 1998 and 1997, respectively. The significant decline in operating cash flows between the two periods is due primarily to changes in inventory levels in the respective periods. Inventory levels increased during the nine months ended May 31, 1998 due to increased inventory levels in Korea as well as increased inventory to meet conditions for spin-off. Conversely, inventory levels had declined in the nine-month period ended May 31, 1997 due to lower commodity prices. Raw material inventory levels in Korea are up at May 31, 1998 as a result of volume declines taking effect after ingredients were purchased.

     Agribrands is continually evaluating new investment opportunities. In December 1997, Agribrands invested $5.0 million in Agribrands Purina (Langfang) Feedmill Company Ltd., a new wholly owned foreign subsidiary. The new subsidiary utilized these funds along with $2 million in proceeds from the issuance of debt to acquire a feed mill in Langfang, Peoples Republic of China. In January 1998, Agribrands acquired a feed mill in Maracay, Venezuela for $4.3 million. In January 1998, Agribrands also acquired a feed mill in Spessa, Italy for $7.3 million. Agribrands had previously leased the feed mills in both Maracay and Spessa. These acquisitions were funded through a combination of funds provided by Ralston and local country borrowings. Assuming these acquisitions had occurred as of September 1, 1996, they would not have had a material effect on net sales or net earnings.

     Capital expenditures, primarily to replace or enhance existing production facilities and equipment, totaled $34.9 million and $28.5 million for the nine months ended May 31, 1998 and 1997, respectively.

     Agribrands' capital investments and working capital needs have been partially funded by Ralston. During the nine months ended May 31, 1998 net cash flows provided by financing activities were $124.3 million, including $102.3 million provided by Ralston. In connection with the Distribution on April 1, 1998, Agribrands received $50.5 million of cash from Ralston. Agribrands will receive an additional $40 million from Ralston during the fourth quarter of fiscal year 1998. This $40 million is recorded as a receivable on the Company's balance sheet at May 31, 1998.

     After evaluating the availability of financing for the Company's foreign affiliates from banks in their local markets, Agribrands elected not to close the $110 million revolving credit agreement arranged prior to the Distribution. The Company is in the process of removing Ralston's guarantees from all Agribrands' outstanding debt. The Company is also in the process of arranging approximately $60 million of uncommitted lines of credit for its Korean and Brazilian subsidiaries with Agribrands' support.

     Cash on hand, borrowings under various lines of credit and cash flow from operations are Agribrands' primary sources of liquidity. Management has a strong orientation on cash flows and the effective use of excess cash flows. The combined operating, cash and equity position of Agribrands should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

Outlook

     The Americas region experienced significant improvement in operating results during the first nine months of this fiscal year compared to the same period last year. Continuation of these trends, however, is uncertain given macro-economic conditions in key countries including Brazil, Colombia and Venezuela.

     The European animal feed industry is mature, fragmented and highly competitive with excess capacity. Consolidation of the animal feed and animal production industries is underway throughout Europe and agricultural subsidies are being reduced in the European Union. These trends are expected to continue, and the Company anticipates additional restructuring charges will be necessary to appropriately align its operations with market conditions. The Company believes opportunities for growth exist both through consolidation and expansion into less developed markets.

     In recent years, the Asia Pacific region has been Agribrands' most profitable region. However, the current financial crises in the Asia Pacific region will continue to have an adverse effect on Agribrands' near term results in comparison to the prior quarter and prior year. It will be especially prevalent with the Korean operations, which represent approximately 75% of the Company's Asia Pacific net sales volume. Any further devaluation of the Korean won will result in lower dollar profits for the Korean operations and increased foreign exchange losses on its dollar denominated debt. The Korean operations import approximately 70% of the ingredients used in its manufacturing process. The local currency costs of these imported ingredients increase as the Korean won devalues. At the same time, the Korean operation generally seeks approval from government sponsored cooperatives before increasing its selling prices. Although this restricts management's ability to respond quickly to changing market conditions, the Korean operations have generally been able to obtain price increases sufficient to offset most of the increased cost of ingredients. In spite of these current conditions, Agribrands remains committed to the Asia Pacific market and views the current financial crises as an opportunity to strengthen its market position within the region.

Forward-looking Statements & Business Risks

     Certain statements in this report are "forward-looking statements" within the meaning of the federal securities law. This includes statements concerning plans and objectives of management relating to Agribrands' operations or economic performance, and assumptions related thereto. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual events or results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions (including agricultural markets) in the various regions of the world in which Agribrands operates, Agribrands' ability to recover its raw material costs in the pricing of its products, the availability of capital and ingredients on acceptable terms, actions of competitors and government entities, political and economic instability in countries or regions where the Agribrands business is conducted, the level of demand for Agribrands' products and change in Agribrands' business strategies.

     Agribrands, as a supplier of animal feeds and other animal health and nutrition products, is also subject to the risks and uncertainties associated with the animal production industry and the resulting fluctuations in demand for Agribrands' products. The animal production industry in a particular country can be negatively affected by a number of factors, including macro economic conditions, weather conditions, commodity prices, price controls, alternative feed sources, the market price of livestock, poultry and other animals, animal diseases (such as BSE or mad cow disease, hoof and mouth and avarian flu), changes in consumer demand, real estate values, government farm programs and other government regulations, restrictive quota and trade policies and tariffs, production difficulties, including capacity and supply constraints, labor disputes and general economic conditions.

     Consolidation of the animal feed production and animal production industries around the world will continue to bring about significant changes in the product production and distribution patterns. Such changes will affect the growth prospects and pricing practices of Agribrands. Future growth opportunities for Agribrands are expected to depend on its ability to implement strategies for expanding in growing, lesser-developed agricultural markets, making strategic acquisitions and divestitures, particularly in more mature markets, maintaining effective cost control programs, and developing and implementing more efficient manufacturing and distribution methodologies, while at the same time maintaining aggressive pricing and promotion of its products.

                         AGRIBRANDS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                      Quarter ended    Nine Months ended May 31,
                                          May 31,
                                  ---------------------- -----------------------
                                      1998       1997        1998        1997
                                  ---------- ----------- ----------- -----------

Net Sales                           $  351.1   $  375.5    $1,058.9   $ 1,128.6
Costs and Expenses
    Cost of products sold              304.4      323.9       909.7       972.2
    Selling, general and
     administrative                     35.3       36.3       106.7       114.2
    Interest                             3.4        2.4         9.5         8.0
    Provisions for restructuring         -          -           2.0         -
    Gain on sale of property             -          -          (0.4)        -
    Other (income)/expense, net          -         (1.1)        9.4        (1.1)
                                  ----------- ---------- ----------- -----------
                                       343.1      361.5     1,036.9     1,093.3
                                  ----------- ---------- ----------- -----------

Earnings before Income Taxes             8.0       14.0        22.0        35.3
Income Taxes                             4.6        7.4        12.6        20.5
                                  ----------- ---------- ----------- -----------
Net Earnings                        $    3.4   $    6.6    $    9.4   $    14.8
                                  =========== ========== =========== ===========
Earnings Per Share
    Basic *                         $    .32   $    .62    $    .88   $    1.39
                                  =========== ========== =========== ===========
    Diluted *                       $    .32   $    .62    $    .88   $    1.39
                                  =========== ========== =========== ===========

* Based on common shares outstanding of 10.7 million for all periods prior to April 1, 1998.

            See Accompanying Notes to Condensed Financial Statements

 ===============================================================================

                         AGRIBRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (CONDENSED - DOLLARS IN MILLIONS)

                                              May 31,            August 31,
                                               1998                1997
                                           -------------      --------------
Assets
Current Assets
    Cash and cash equivalents               $     92.2          $    25.2
    Marketable securities                          2.1                6.8
    Receivables, less allowance
      for doubtful accounts                      141.4              114.4
    Inventories                                  123.8              112.0
    Other current assets                          13.1               11.7
                                           -------------      --------------
      Total Current Assets                       372.6              270.1
                                           -------------      --------------

Investments and Other Assets                      48.7               54.2

Property at Cost                                 340.9              329.6
Accumulated Depreciation                        (166.7)            (172.7)
                                           -------------      --------------
                                                 174.2              156.9
                                           -------------      --------------

        Total                                $   595.5          $   481.2
                                           =============      ==============

Liabilities and Shareholders Equity

Current Liabilities
    Current maturities of long-term debt     $     8.4         $     19.4
    Notes payable                                 60.2               33.8
    Accounts payable and
      accrued liabilities                        135.0              162.7
    Income taxes                                   7.4                7.5
                                           -------------      --------------
      Total Current Liabilities                  211.0              223.4
                                           -------------      --------------

Long-Term Debt                                    20.6               22.8
Deferred Income Taxes                              4.4                9.6
Other Liabilities                                 26.1               27.3

Shareholders Equity
    Common stock                                    .1
    Capital in excess of par                     419.5
    Retained earnings                              1.7
    Cumulative translation adjustment            (87.9)
                                           -------------      --------------
      Total Shareholders Equity                  333.4
                                           -------------      --------------

Ralston Equity Investment                                           198.1
                                           -------------      --------------

        Total                                $   595.5          $   481.2
                                           =============      ==============

            See Accompanying Notes to Condensed Financial Statements
================================================================================

                         AGRIBRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (CONDENSED - DOLLARS IN MILLIONS)

                                                        Nine Months ended
                                                             May 31,
                                                  ------------------------------
                                                     1998              1997
                                                  ------------     -------------
 Cash Flow from Operations
   Net earnings                                    $    9.4         $   14.8
    Non-cash items included in income                   18.5             17.2
    Changes in operating assets
        and liabilities used in operations             (36.8)             16.7
    Other, net                                           8.9               5.9
                                                  ------------      ------------
       Net cash provided by operations                   -                54.6
                                                  ------------      ------------

Cash Flow from Investing Activities
    Acquisitions of businesses                         (16.6)              -
    Property additions                                 (34.9)            (28.5)
    Proceeds from the sale of property                   1.2               1.0
    Other, net                                          (0.4)             (6.9)
                                                  ------------      ------------
       Net cash used by investing activities           (50.7)            (34.4)
                                                  ------------      ------------

Cash Flow from Financing Activities
    Proceeds from sale of long-term debt                12.9               2.1
    Principal payments on long-term debt,
       including current maturities                    (19.5)             (1.3)
    Net increase (decrease) in notes payable            28.6             (21.0)
    Net transactions with Ralston                      102.3              21.2
                                                  ------------      ------------
       Net cash provided by financing activities       124.3               1.0
                                                  ------------      ------------

Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                (6.6)             (2.4)
                                                  ------------      ------------
Net Increase in Cash and Cash Equivalents               67.0              18.8
Cash and Cash Equivalents, Beginning of Period          25.2              20.3
                                                  ------------      ------------
Cash and Cash Equivalents, End of Period            $   92.2          $   39.1
                                                  ============      ============


            See Accompanying Notes to Condensed Financial Statements
================================================================================

                         AGRIBRANDS INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS MAY 31, 998
                             (DOLLARS IN MILLIONS)

Note 1 - Effective April 1, 1998 (the Distribution Date), Agribrands International, Inc. became an independent, publicly owned company as a result of the distribution by Ralston Purina Company (Ralston) of the Company's $.01 par value Common Stock to holders of Ralston Purina Company Common Stock at a distribution ratio of one for ten (the Distribution). Prior to the Distribution, the Company was formed as a wholly owned subsidiary of Ralston for the purpose of effecting the Distribution. Ralston did not retain any ownership interest in the Company.

Note 2 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting procedures for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements of Agribrands and notes thereto for the year ended August 31, 1997.

     The Balance Sheet as of May 31, 1998 is presented on a consolidated basis. The Statement of Earnings for the nine months ended May 31, 1998 includes the combined results of operations of the Agribrands businesses under Ralston for the seven months prior to the Distribution Date and the consolidated results of operations of the Company for the two month period ended May 31, 1998. The financial statements as of August 31, 1997 and for all periods prior to the Distribution Date are presented on a combined basis and reflect periods during which the Agribrands businesses operated primarily as wholly-owned subsidiaries of Ralston and its subsidiaries. The combined financial statements include assets, liabilities, revenues, and expenses that are directly related to the Agribrands businesses.

Note 3 - There were 10,668,571 shares of common stock outstanding at both May 31, 1998 and the Distribution Date.

Note 4 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           Quarter ended        Nine Months ended May 31,
                                                              May 31,
                                                      -----------------------   -------------------------
                                                        1998         1997           1998        1997
                                                      ----------  -----------   -----------  ------------
Numerator:
    Numerator for basic earnings per share -
      Net earnings                                    $    3.4      $    6.6      $    9.4    $    14.8
    Effect of dilutive securities                          -             -             -            -
                                                      ----------  -----------   -----------  ------------
    Numerator for dilutive earnings per share -
      Net earnings                                    $    3.4      $    6.6      $    9.4    $    14.8
                                                      ==========  ===========   ===========  ============
Denominator:
   Denominator for basic earnings per share -
      Weighted-average shares *                           10.7          10.7          10.7         10.7
                                                      ==========  ===========   ===========  ============
   Effect of dilutive securities:
      Stock options                                        -             -             -            -
                                                      ----------  -----------   -----------  ------------
   Denominator for dilutive earnings per share -
      Weighted-average shares and assumed conversions
                                                          10.7          10.7          10.7         10.7
                                                      ==========  ===========   ===========  ============
Basic earnings per share                              $    .32      $    .62      $    .88    $    1.39
                                                      ==========  ===========   ===========  ============
Diluted earnings per share                            $    .32      $    .62      $    .88    $    1.39
                                                      ==========   ===========   ===========  ============

  * Assumed 10.7 million shares outstanding for all periods prior to the Distribution Date.


Note 5 - Receivables consist of the following:

                                      May 31, 1998           August 31, 1997
                                      ------------           ---------------
  Gross receivables                     $ 152.6                 $ 124.2
  Allowance for doubtful accounts         (11.2)                   (9.8)
                                   ====================    ====================
                                        $ 141.4                 $ 114.4

                                   ====================    ====================

Note 6 - Inventories consist of the following:

                                      May 31, 1998           August 31, 1997
                                      ------------           ---------------
  Raw materials and supplies             $ 94.6                  $ 89.7
  Finished products                        29.2                    22.3
                                   ====================    ====================
                                        $ 123.8                 $ 112.0
                                   ====================    ====================

Note 7 - Investments and Other Assets consist of the following:

                                                 May 31, 1998   August 31, 1997
                                                 ------------   ---------------
  Goodwill, net of accumulated amortization of
    $5.5 at May 31 and $4.1 at August 31            $ 32.8          $ 34.0
  Investments in affiliated companies                  4.9             4.1
  Deferred charges and other assets                   11.0            16.1
                                               ================ ================
                                                    $ 48.7          $ 54.2
                                               ================ ================

Note 8 - Accounts payable and accrued liabilities consist of the following:

                                                  May 31, 1998   August 31, 1997
                                                  ------------   ---------------
  Trade accounts payable                             $ 81.7         $ 107.2
  Incentive compensation, salaries, and vacations      14.1            14.8
  Restructuring reserves                                1.2             1.4
  Other items                                          38.0            39.3
                                                  ============== ===============
                                                    $ 135.0         $ 162.7
                                                  ============== ===============

Note 9 - Other (income)/expense, net consists of the following:

                                                 Quarter ended         Nine Months ended May 31,
                                                    May 31,
                                          --------------------------   -------------------------
                                              1998          1997           1998        1997
                                          -------------  -----------   -----------  ------------

   Translation and exchange (gain)/loss    $    (1.0)     $     0.2      $   10.2        $ 2.7
   Investment income                            (1.5)          (1.3)         (3.3)        (3.8)
   Write-off deferred financing costs            2.5            -             2.5          -
                                          =============  ===========   ===========  ============
                                           $     -        $    (1.1)     $    9.4     $   (1.1)
                                          =============  ===========   ===========  ============

     Note 10 - A claim has been asserted against Ralston in connection with the phased withdrawal from an unsuccessful joint venture in Chile. The former joint venture partner in Chile has sought compensatory damages, punitive damages and damages under the United States Racketeer Influenced and Corrupt Organization Act ("RICO") totalling approximately $300 million. This dispute has been submitted to arbitration in Santiago, Chile. Ralston and Agribrands have agreed that Agribrands will pay 80% and Ralston will pay 20% of any award or settlement and all costs related to this claim up to $2.5 million. Any amounts over $2.5 million will be shared equally. Agribrands and Ralston believe that the termination of the joint venture was proper and legal. Management of Agribrands believes that, in the event Ralston is found liable for damages, the ultimate liability for such dispute, taking into account established accruals for estimated liabilities, should not be material to the financial position of Agribrands but could be material to the results of operations or cash flows for a particular quarter or annual period.

PART II - OTHER INFORMATION

     There is no information required to be reported under any items except those indicated below.


Item 1.       Legal Proceedings

     A claim has been asserted against Ralston in connection with the Company's phased withdrawal from an unsuccessful joint venture in Chile, which has been submitted to arbitration in Santiago, Chile. The Company has agreed with Ralston to share costs related to this claim. Information about this proceeding is set forth in Note 10 of the Notes to Condensed Financial Statements set forth above.

Item 6.
 and Reports on Form 8-K

     (a) Exhibits filed with this Report:

          (10.1) Form of Non-Qualified Stock Option Agreement, entered into by the Company on May 12, 1998, with William P. Stiritz, Chief Executive Officer of the Company.

          (10.2) Form of Non-Qualified Stock Option Agreement, entered into by the Company on May 29, 1998, with certain executive officers of the Company.

          (27) Financial Data Schedule

     (b) Reports on Form 8-K:

          On May 18, 1998, the Registrant filed a Current Report on Form 8-K to file its press release dated that same day announcing management had decided not to close a $110 million credit facility.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               AGRIBRANDS INTERNATIONAL, INC.
                                            ------------------------------------
                                                     Registrant

                                            By:   /S/ DAVID R. WENZEL
                                                  -----------------------------
                                                       David R. Wenzel
                                                   Chief Financial Officer



Date:  July 2, 1998

                                 EXHIBIT INDEX
                                 -------------


     Exhibits
     --------

     EX-10.1 Form of Non-Qualified Stock Option Agreement, entered into by the Company on May 12, 1998, with William P. Stiritz, Chief Executive Officer of the Company.

     EX-10.2 Form of Non-Qualified Stock Option Agreement, entered into by the Company on May 29, 1998, with certain executive officers of the Company.

     EX-27 Financial data schedule for 3rd Quarter 1998.