Form 10-K
period 1998-08-31
AGRIBRANDS INTERNATIONAL INC
filed 1998-10-29
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

                9811 SOUTH FORTY DRIVE, ST. LOUIS MISSOURI 63124
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (314) 812-0500
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of each Exchange
         Title of Each Class                       on which Registered
         -----------------------                   ----------------------------

         Agribrands International, Inc.            New York Stock Exchange, Inc.
         Common Stock, par value $.01 per share

        Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $249,017,958, based upon the closing market price on October 1, 1998. Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.

     The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 1, 1998: 10,668,571.

                      Documents Incorporated by Reference:

     Portions of Registrant's 1999 Notice of Annual Meeting and Proxy Statement (to be filed) are incorporated by reference into Part III of the Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page
INTRODUCTION

              Forward Looking Statements                                      1
              Risk Factors                                                    1
PART I
Item 1   Business                                                             7
     Item 2.  Properties                                                     12
     Item 3.  Legal Proceedings                                              14
     Item 4.  Submission of Matters to a Vote of Security Holders            15

PART II
     Item 5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters                                            15
     Item 6.  Selected Financial Data                                        16
     Item 7.  Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                      17
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk     27
     Item 8.  Financial Statements and Supplementary Data                    27
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                           53

PART III
     Item 10. Directors and Executive Officers of the Registrant             53
     Item 11. Executive Compensation                                         53
     Item 12. Security Ownership of Certain Beneficial Owners and Management 53
     Item 13. Certain Relationships and Related Transactions                 53

PART IV
     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                            54

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

RISK FACTORS

Company and Industry Specific Risks

     Limited Operating History as an Independent Company

     The assets associated with Ralston Purina Company's ("Ralston") international animal feeds and agricultural products business were first contributed to Agribrands International, Inc. ("Agribrands" or "Company") on
April 1, 1998 (the "Distribution Date") when the shares of Agribrands were distributed to the Ralston shareholders (the "Distribution"). As a result, Agribrands has a limited operating history as an independent company. While the business conducted by Agribrands and its subsidiaries was profitable as part of Ralston, there is no assurance that it can be operated profitably as a stand-alone public company. In addition, from time to time, certain local operations of Agribrands have operated at a loss. Agribrands is no longer able to rely on Ralston for financial support or benefit from its relationship with Ralston to obtain credit or receive favorable terms for the purchase or sale of certain goods and services. In addition, except for certain transitional services, Agribrands is responsible for its own corporate administrative services such as tax, treasury, accounting, legal, research and development, information systems and human resources.

     Obligations to Ralston

     Under agreements entered into with Ralston at the time of the Distribution, Agribrands has agreed to indemnify Ralston against, among other things, liabilities relating to the operation of the Agribrands business and other former businesses associated with Ralston's international animal feeds operations, or the ownership of the assets utilized in those businesses, except to the extent such were assumed or retained by Ralston. Agribrands has also agreed that neither Agribrands nor its subsidiaries will enter into certain transactions, which could cause the Distribution to be determined to be a taxable event for three years following the Distribution, and to indemnify
Ralston and its shareholders as of the date of the Distribution against tax liabilities incurred by reason of the Distribution being a taxable event if Agribrands engages in any such transactions.

     Animal Feeds Industry

     The Company, as a supplier of animal feeds and other agricultural products, is subject to the risks and uncertainties associated with the animal production industry and the resulting fluctuations in demand for Agribrands' products. The animal production industry, and consequently the animal feeds industry, in a particular country, can be negatively affected by a number of factors, including the following: the prices of commodities and the ability to pass costs on to customers; the market price of livestock, poultry and other animals and their food products; alternative feed sources; changes in consumer demand for, and consumption of, grain, meat, fish, milk and eggs; outbreaks of diseases in humans or animals (such as BSE or "mad cow disease," foot and mouth disease or aviarian virus); real estate values; urban development; weather conditions; government farm programs; government regulations; restrictive quota policies and trade policies and tariffs; production difficulties, including capacity and supply surpluses and constraints; and general economic conditions, either locally, regionally or globally. In certain markets, the increasing nutritional efficiency of available feeds has resulted in lower volume demand for feeds. Profit pressure and overcapacity in various markets has led to consolidation of both the feed production and animal production industries in those markets. Larger animal producers have tended to integrate their business by acquiring or constructing feed production facilities to meet some or all of their feed requirements, and consequently have relied less on outside suppliers of animal feeds.

     Significant Competitive Activity

     There is substantial excess capacity in the animal feed business worldwide, including the countries in which the Company operates. The Company currently faces intense, and as a result of consolidation may face increasingly intense, competition from large multinational and other international as well as local and regional feed manufacturers, cooperatives, single-owner establishments and, in the case of a number of countries, government feed companies. Some of these competitors are larger and have greater financial resources than Agribrands, and in some countries cooperatives and government feed companies may have significant financial and political advantages. Because of limited technological or capital constraints on entry to the animal feed industry and the extremely fragmented nature of the industry, new competitors with relatively modest return objectives can arise in any market at any time. In addition, lower priced alternative feed sources or methods of feeding may be elected by Agribrands' customers during times of weak economic conditions affecting their markets and operations.

     The animal feed and animal production industries are consolidating as a result of end-product price pressures and overcapacity, and management expects this trend to continue. The tendency of large producers to vertically integrate their businesses by acquiring or constructing feed production facilities has at times led to significantly less reliance on outside suppliers of feed. As the consolidation of animal producers continues, competition is likely to increase among independent feed suppliers, and that industry is also likely to consolidate.

     Competition is based upon price, product quality and efficiency, customer service and the ability to identify and satisfy animal production needs in particular countries. The Company from time to time experiences price pressure in certain of its markets as a result of competitors' pricing practices. As the Company operates on an international basis and markets a broad line of animal feeds and other agricultural products, it bears higher costs associated with a multi-layered distribution system, a complex production system, and tax and financing obligations imposed by its international and multi-currency structure. Such higher costs may restrict its ability to compete in particular markets on the basis of price.

     Also, low commodity prices may reduce the value of and demand for complete feeds as livestock and poultry feeders switch pre-mix or concentrate products which are mixed with directly acquired commodities. A significant reduction in demand for complete feeds could materially affect the utilization of the Company's fixed assets thereby affecting its financial performance.

     Raw Material Price Volatility

     The prices of raw materials generally dictate that the principal raw materials used in the Company's business, such as grain, grain products and protein ingredients, be sourced locally rather than regionally or globally, and as a result the costs associated with raw materials procurement are especially susceptible to currency fluctuations and fluctuations due to weather conditions, crop disease or pestilence, government regulations, economic climate, labor disputes or other unforeseen circumstances, and such fluctuation may be volatile. Operating results may be affected by the price volatility of raw materials which constitute a substantial component of the cost of goods sold for the Company's business. The rapid turnover of certain raw material inventory items and, for certain products, the ability to substitute alternative lower cost ingredients to produce feeds with specified nutritional characteristics at a lower total cost may provide Agribrands with some protection against fluctuating raw material prices. Agribrands believes that adequate supplies of its necessary raw materials are available at the present time, but cannot predict future availability or prices of such products and materials. There can be no assurance that Agribrands will be able to pass increases in raw material costs through to its customers in the form of price increases, and any such inability would have an adverse impact upon the profitability of Agribrands. Agribrands may from time to time hedge its commodities purchases or otherwise take market positions in various ingredients. Although such transactions would be intended to assure supply or establish ingredient costs for anticipated sales volume, such transactions may under certain circumstances magnify the adverse effect of unanticipated changes in market prices.

     Non-Compete Agreements

     The Company has agreed with Ralston that, until April 1, 2003, the Company will not engage in the manufacture, distribution or sale of foods for pets, pet products, pet supplies, pet accessories, litter or personal care products for cats, dogs or other pets, subject to certain limited exceptions. If the Company does enter into any of those businesses following the restriction period, it will not have the right to use its trademarks Purina(R) and Chow(R) and the "Checkerboard" Nine Square Logo(R), on pet food products, other than products produced for Ralston, or provided by Ralston.

     Year 2000 and European Economic and Monetary Union

     Many computer systems and other systems with embedded chip technology process dates based on two digits for the year of a transaction rather than a full four digits. These systems are unable to properly process dates in the year 2000 and beyond. Agribrands utilizes a number of computer systems across its entire worldwide operation. The Company has identified its significant software coding issues related to the year 2000 date recognition for key financial and operational systems. The Company has already resolved the year 2000 matter at a number of its locations and plans to continue resolving the matter through either replacement of existing systems with new year 2000 compatible systems or reprogramming existing systems. The Company incurred costs of less than $0.5 million in 1998 for year 2000 reprogramming of existing systems. Year 2000 reprogramming costs were negligible in 1997 and 1996 as Agribrands was converting to new systems in anticipation of the Distribution. To make all of its systems year 2000 compliant, the Company estimates incurring an additional $0.5 million of reprogramming costs and spending an additional $1.7 million on replacement hardware and software. Completion of all reprogramming, hardware and software replacement, and appropriate testing is expected to occur by August 31, 1999. All costs related to the reprogramming of existing systems for the year 2000 issue are expensed as incurred. Hardware and software replacement costs will be capitalized.

     Based on the Company's efforts to date, management believes that its systems will be year 2000 compliant. The Company is working with its key customers and suppliers to obtain assurances that their systems are year 2000 compliant. However, the Company does not have any control over these third parties and, as a result, cannot currently determine to what extent future operating results may be adversely effected by the failure of these third parties to successfully address their year 2000 issues. In addition, the Company operates in sixteen countries on four continents at various stages of economic development and is dependent on systems operated by governments, financial institutions, utilities, communications suppliers and others in each of these countries. The failure of any of such infrastructural systems to be year 2000 compliant could disrupt the Company's business for a period of time and if not quickly resolved could have a material adverse effect on the Company. The Company has not yet developed formal contingency plans in the event of a Year 2000 failure.

     On January 1, 1999, eleven of the European Union countries (including four countries where Agribrands' operations are located) are scheduled to adopt the Euro as their single currency, and there will be fixed conversion rates between their existing currencies ("legacy currencies") and the Euro. The Euro will then trade on currency exchanges and be available for noncash transactions. Following the introduction of the Euro, the legacy currencies will remain legal tender in the participating countries during the transition period from January 1, 1999 through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

     The Company's key financial information systems in Europe are equipped to process both Euro and legacy currency transactions during the transition period from January 1, 1999 through January 1, 2002; however, they are not equipped to handle the July 1, 2002 withdrawal of all legacy currencies. As part of an initiative to make all of the Company's key financial systems consistent across the organization, management is planning to replace these old systems with a new system that can handle the July 1, 2002 mandatory conversion to the Euro. All costs associated with the new system will be capitalized. The Company has not incurred any reprogramming costs in connection with the conversion to the Euro and does not anticipate incurring any such costs in the future. From a broader business perspective, conversion to the Euro may cause pricing disparities in different markets to narrow, lowering the Company's margins.

Foreign Operations Risk

     Worldwide Regulatory and Political Risk

     The Company has interests in operating companies in 16 countries around the world and is subject to government regulation and political risk in each market. Because the Company operates through its subsidiaries, the Company is subject to regulation by numerous common market, national and local governmental entities and agencies around the world. Changes in the laws or administrative practices relating to foreign ownership and control, local employment and benefits, air and water quality, noise pollution, underground fuel storage tanks, waste handling and disposal and other regulations intended to protect public health and the environment, currency exchange controls, alienability of property, taxation or other matters in any of such jurisdictions could have a material adverse effect on the operations and prospects of the Company in such jurisdiction and as a whole. Such countries differ widely with respect to legal and political structure and stability and some of such countries lack stable legal and regulatory systems. For example, many European countries, as well as the European Union, have been very active in adopting and enforcing food handling regulations, while many developing countries in which the Company operates have not adopted or enforced significant regulation relating to food safety, the environment, occupational safety, employment practices or other matters extensively regulated in the United States. As such economies develop, it is possible that new and expanded regulations may increase the risk and expense of doing business in such countries. Governmental regulations may also restrict the ability of the Company's operating subsidiaries to remit funds to the Company, or impose minimum requirements as to the capital structure of local operating companies.

     In addition, the Company's operations may at times in the future be subject to expropriation, confiscatory taxation or price controls, and political and economic changes may damage operating and growth prospects by causing political and regulatory uncertainty or economic difficulties. For example, in Europe, any failure of a country in which the Company does business to join the European Union or the European Monetary Union may have a negative effect on borrowing, exchange rates and economic stability in such country, and any delay in the expansion or development of those Unions may have a negative effect on borrowing, exchange rates and economic stability in Europe as a whole. Furthermore, conversion to the Euro may cause pricing disparities in different markets to narrow, lowering the Company's margins. In Asia, the recent devaluation of the Korean currency, combined with the effects of government sponsored cooperatives resistance to changes in selling prices, may have a significant negative impact on operating profits in Korea.

     Inflation and High Local Interest Rates

     Many developing countries have in the recent past experienced, and in some cases still experience, substantial or at times extremely high rates of inflation and correspondingly high interest rates. Inflation, hyperinflation and rapid fluctuations in inflation rates have had and may continue to have negative effects on the currencies, economies, capital markets and the business environment of certain developing countries and could have an adverse effect on various of the Company's operating subsidiaries and investments in those countries, including an adverse effect on their ability to obtain financing.

     Currency Fluctuations

     The assets, liabilities, sales and expenses of the Company's operating subsidiaries are in general denominated in local currency. Consequently, the value of the Company's investment in an operating subsidiary, and of payments made by such entity to the Company, is partially a function of the currency exchange rate between the U.S. Dollar and the applicable local currency. In addition, the Company's operating subsidiaries report their results of operations in the local currency while the Company reports its results of operations and other financial data in U.S. Dollars. Accordingly, the Company's results of operations are affected by changes in currency exchange rates between those currencies and the U.S. Dollar. Agribrands periodically enters into foreign exchange forward contracts to mitigate economic exposure to changes in exchange rates, but does not as a matter of policy, hedge against all such exposure. As a result, the Company may experience economic loss with respect to its investments and fluctuations in its results of operations solely as a result of currency exchange rate fluctuations. For example, the Company experienced a significant decline in the value of its investment in its Korean operating subsidiary as a result of the sharp decline in the value of the Korean Won during fiscal 1998, and the attendant economic instability in Korea. Many of the currencies of developing countries where the Company operates have experienced steady devaluations relative to the U.S. Dollar. Sudden major adjustments have also been made in the past and may again occur in the future. Any such devaluation could have a material adverse effect on the Company. In addition, while the revenues of the Company's operating subsidiaries are generally in local currency, many of their significant liabilities (such as grain or oil seed purchases) and expenses (such as debt and debt service on borrowings from local financial institutions) are payable in U.S. Dollars or in currencies other than the local currency. As a result, any devaluation of the local currency relative to the currencies in which such liabilities are payable could have a material adverse effect on such subsidiary, and, indirectly, on the Company.

     U.S. Regulation of International Commerce

     The Company is subject to the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or licenses or otherwise obtaining favorable treatment. Although the Company has taken precautions to comply with the FCPA, there can be no assurance that such precautions will protect the Company against liability under the FCPA, particularly as a result of actions which may in the past have been taken or which may be taken in the future by agents and other intermediaries for whose actions the Company may be held liable under the FCPA. In particular, the Company may be held responsible for actions taken by its local agents even though such agents may not be subject to the FCPA, and actions which may be customary and considered to be ethical under local practice may result in inadvertent violations of the FCPA. Any determination that the Company has violated the FCPA could have a material adverse effect on the Company.

     Trade sanctions imposed by the United States in response to political developments may limit the Company's access to suppliers or customers. In addition, the Company may at times become subject to conflicting obligations under the laws of the United States and the laws of the jurisdictions in which it operates, including circumstances when trade sanctions or boycotts may be imposed by the laws of one jurisdiction, while laws of the other jurisdiction may expressly prohibit participation in such sanctions or boycott.

     International Tax Risks

     Income earned by the Company's operating subsidiaries and distributions of earnings and other payments made by the Company's operating subsidiaries are often subject to withholding and other taxes imposed by the jurisdictions in which such entities are formed or operating. In general, a United States corporation may claim a foreign tax credit against any federal income tax expense for such foreign withholding taxes and foreign taxes paid directly by corporate entities in which the Company owns 10% or more of the voting stock. The ability to claim such foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and the ability of the Company to utilize such credits may be limited because (i) tax rates are higher in certain jurisdictions than the comparable tax rates in the United States and (ii) the Company may not be in a tax-paying position in the United States. Intense focus by tax authorities on intercompany transactions of international companies could lead to challenges of the Companies' tax treatment of such items which, if sustained, could generate tax liabilities, material to a particular quarter or annual period.

     Reporting Standards and Financial Data

     Companies operating overseas are subject to accounting, auditing and financial standards and requirements that differ, in some cases significantly, from those applicable under U.S. GAAP. The Company's ability to comply with the informational and filing requirements will depend on the timely receipt of accurate and complete financial and other information from the Company's operating subsidiaries. The failure to receive such information on a timely basis could have a material adverse effect on the Company, including preventing it from satisfying the informational and filing requirements. Furthermore, maintenance of adequate internal control systems may be made more difficult by the geographical dispersion and autonomous management structure of the Agribrands business.

     Entering New Markets

     Agribrands anticipates that it will continue to explore opportunities to enter new geographic markets when appropriate opportunities are identified. Opening such new markets can result in increased earnings for the Company, but not all such ventures are likely to be successful, which could have an adverse effect on the overall operating results of the Company. The success of new ventures will be dependent, to a significant extent, on the efforts of the local managers.


                                     PART I

ITEM 1.  Business

General

     The Company, incorporated in Missouri in 1997, is a leading international producer and marketer of a broad line of animal feeds and other agricultural and nutrition products for hogs, dairy cows, cattle, poultry (broilers and layers), rabbits, horses, shrimp and fish. The Company operates 74 manufacturing plants in 16 countries on four continents. Management believes that, among commercial producers of complete animal foods, Agribrands is the most geographically diversified company of its type in the world, and that its local operations rank among the top three in share of the commercial animal feed market in most of the countries in which it operates.

     The Agribrands business consists of the international animal feed and agricultural products businesses conducted by Ralston prior to April 1, 1998, when the shares of the Company were distributed to the Ralston shareholders. Accordingly, the Company benefits from Ralston's over 100 years of experience in the animal feeds and agricultural products industry, during which time it has built and maintained a leading industry position by consistently providing high-quality, research-proven products and customer service. The Company has more than thirty years' experience operating across four continents.

Principal Products

     The Company's animal feeds and other agricultural products are sold as complete feeds or as concentrates which are mixed with the customer's base ingredients. The Company's products are generally marketed under the "Purina"(R) and "Chow"(R) brands and the "Checkerboard"(R) logo, and product names such as "Omolene"(R) and "Hi-Octane"(R).

Sources and Availability of Raw Materials

     Because of high transportation costs, animal feeds, as a general rule, are produced locally--close to their end markets--using available local ingredients with imported ingredients when cost-effective. The local markets served by Agribrands vary dramatically with respect to locally available ingredients, animal species being raised, climate, real estate values and economic conditions. In order to manage effectively in this environment, day-to-day operating decisions are made by local managers with extensive experience and with knowledge of local factors, who operate on a highly autonomous basis. Regional and global oversight procedures are designed to provide the local managers with the benefits of the Company's combined resources and worldwide best practices, which the managers can apply taking into account the unique local circumstances.

Distribution Network

     Agribrands' distribution network consists of over 3,200 independent dealers, most of whom sell the Company's products on an exclusive basis. The dealers are independent wholesalers who redistribute to thousands of points of sale. More than 70% of the Company's sales are made through these dealers, with the balance made through direct sales to primarily large feeders. The Company offers assistance to dealers in establishing sound financial and business practices, including training, marketing support, promotional materials, and formal business management programs, including assistance in obtaining bank financing. As a result, the Company enjoys a high level of dealer loyalty.

Patents and Trademarks

     At the time of the Distribution, Ralston entered into a Trademark Agreement with Agribrands pursuant to which Ralston assigned to Agribrands all of Ralston's rights in certain country specific trademarks associated solely with the Agribrands business, such as "Omolene"(R) and "Hi-Octane"(R) and granted to Agribrands a perpetual license, on a royalty-free basis, to use the trademarks "Purina"(R) and "Chow"(R) brands and the "Checkerboard" (R) logo, and certain other trademarks with respect to agricultural and certain other products, subject to the rights of Purina Mills, Inc. referred to below. Agribrands does not have the right to use such trademarks on pet food products, other than products produced for Ralston or provided by Ralston.

     The Company has agreed with Ralston that, until April 1, 2003, the Company will not engage in the manufacture, distribution or sale of foods for pets, pet products, pet supplies, pet accessories, litter or personal care products for cats, dogs or other pets, subject to certain limited exceptions.

     In 1986, Ralston sold the outstanding capital stock of its Purina Mills, Inc. ("PMI") subsidiary, which was engaged in the animal feed and agricultural products business in the United States. In connection with that sale, PMI was granted a perpetual license in the United States with respect to certain significant trademarks which are currently used by Agribrands outside of the United States. Although Agribrands does not currently compete with PMI in the United States, there are no restrictions on Agribrands' right to expand into the United States market, subject to the exclusive rights of PMI to utilize such trademarks and trade names and certain proprietary technologies in the United States. PMI may expand into markets outside the United States, subject to the exclusive rights of the Company as described above, and is competing with Agribrands in the Philippines. In March of 1998, PMI was acquired by Koch Agriculture, a privately held company.


Seasonality of Business

     Sales prices and volume can both be impacted by seasonal factors. Agricultural product sales prices are directly influenced by changes in the underlying commodity prices for the raw materials used to formulate animal feeds. Commodity prices are usually at their lowest in the months immediately following the fall harvest. Sales volume may fluctuate somewhat seasonally as temperature affects caloric intake or breeding cycles.

     Currently, seasonal factors have a minimal impact on the Company's total performance in any given period. Seasonality of commodity prices does not materially affect earnings due to the industry practice of pricing at a relatively constant margin over ingredient costs. Seasonally driven changes in consumption do not materially affect volume or earnings due to the geographic and species diversification of Agribrands' operations.

Competition

     The animal feed business has substantial excess capacity on a worldwide basis, including excess capacity in the countries where the Company operates. The Company faces competition in most of its markets from other feed manufacturers, including, in certain countries, large multinational corporations such as Nutreco, Ridley, Cargill and Charoen Pokphand, cooperatives, single-owner establishments and, in a number of countries, government feed companies. Some of these competitors are larger and have greater financial resources than Agribrands, and in some countries cooperatives and government feed companies may have significant financial and political advantages. Because of limited technological or capital constraints on entry into the animal feed business, new competitors with relatively modest return objectives can arise in any market at any time. In addition, less effective but lower priced feed sources become an attractive alternative to Agribrands' products when livestock, poultry and other animal end product prices are low and customers are unwilling to pay a premium for quality feeds. Although the strength of competitors varies by geographic area and product line, Agribrands believes that no other commercial producer of complete feeds produces and markets as broad a line of animal feed products in as many countries as Agribrands.

     Both the animal feeds and animal production industries are consolidating, and this trend is expected to continue. In the past, Agribrands has been successful in generating sales to large producers. However, the tendency of large producers to vertically integrate their businesses by acquiring or constructing feed production facilities has at times led to significantly less reliance on outside suppliers of feed. As the consolidation of animal producers continues, competition is likely to increase among independent feed suppliers, and that industry is also likely to consolidate. Agribrands believes that the superiority of its products and its reputation for service and knowledge about animal nutrition needs should allow it to effectively compete in the face of such trends.

     Much of the competition in the animal feeds and agricultural products industry centers around price, due to the commodity-like aspects of basic animal feed. Agribrands generally bears higher costs associated with a multi-layered distribution system, a complex production system, and tax and financing obligations imposed by its international and multi-currency structure. Such higher costs may restrict its ability to compete in particular markets on the basis of price. However, Agribrands believes that product quality, customer service and the ability to identify and satisfy animal production needs in individual markets are also significant competitive factors. Agribrands also believes it has significant advantages due to its extensive dealer distribution network, its nutritional expertise, its ability to convert its research and technology into products which meet the diverse requirements of its customers in different markets under different economic circumstances, its high level of customer service and the responsiveness of its locally autonomous structure, and the breadth, quality and efficacy of its product lines.

     The animal feeds and agricultural products business is expected to remain highly competitive in the foreseeable future. Future growth opportunities are expected to depend on the Company's ability to implement its strategies for competing effectively in new, growing agricultural markets, maintaining effective cost control programs, making strategic acquisitions, effectively managing customers changing preferences for complete feeds, concentrates or premixes, and developing and implementing methods for more efficient manufacturing and distribution operations, while at the same time maintaining aggressive pricing and promotion of its products.

Research and Development

     Agribrands research and engineering development is coordinated centrally but conducted on a decentralized basis in each of the three regions (Americas, Europe and Asia). Fundamental research is conducted in cooperation with leading agricultural research universities, institutes and commercial entities such as Purdue University (U.S.A.), Massey University (New Zealand), INRA (France) and Guelph University (Canada). Agribrands provides funding for leading edge research in exchange for the rights to commercially apply the results.

     Research projects are selected based on priorities established by the Agribrands' research and technology department and an Agribrands interdisciplinary product steering group. The product steering group is composed of senior management, research, engineering, operating personnel and specialists for key animal species groups.

     The Agribrands research group consists of more than 25 persons with post graduate or doctoral degrees in animal nutrition, veterinary medicine or agricultural sciences. In 1998, Agribrands expenditures for research and development amounted to $5.5 million. The increase from 1997 expenditures of $3.2 million is due to a transfer of non-allocated research costs in Europe from general administrative costs to research and development costs and not due to an increase in total expenditures on research and development.

Governmental Regulation and Environmental Matters

     The operations of Agribrands are subject to regulation by various common market and local governmental entities and agencies and various common market, national and local laws and regulations with respect to environmental matters, including air and water quality, noise pollution, underground fuel storage tanks, waste handling and disposal and other regulations intended to protect public health and the environment. Many European countries, as well as the European Union, have been very active in adopting and enforcing environmental regulations. In many developing countries in which Agribrands operates, there has not been significant governmental regulation relating to the environment, occupational safety, employment practices or other business matters routinely regulated in the United States. As such economies develop, it is possible that new regulations may increase the risk and expense of doing business in such countries. Evolving environmental and zoning requirements have led to Agribrands relocating two of its Korean facilities from urban areas to industrial sites.

     While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters will not have a material effect on Agribrands' financial position but could be material to capital expenditures or earnings.

Employees

     The Company, as a whole, employs 45 employees in the United States and 5,736 in foreign jurisdictions.

Executive Officers of the Registrant

     The following is a list of all the executive officers (8) of Agribrands as of August 31, 1998. All of these officers were elected by the Board and shall serve in such positions until their successors shall have been duly elected and qualified. There are no family relationships between any of the executive officers.


Name                   Age                       Positions


William P. Stiritz     64   Chairman of the Board,  Chief Executive  Officer and
                            President for Agribrands since 1998. Mr. Stiritz joined Ralston in 1963 and served as Chief Executive
                            Officer and President of Ralston from 1982 until his retirement in 1997.

David R. Wenzel        35   Chief Financial Officer for  Agribrands  since 1998.
                            Mr. Wenzel served as the Chief Financial Officer for Ralston's international agricultural products business since 1996. He joined Ralston's Protein
                            Technologies  subsidiary  as  Director of  Strategic
                            Planning in 1993 and in 1994 became Director of Corporate Planning for Ralston. Prior to joining
                            Ralston, Mr. Wenzel was a Manager, Tax Services, for PricewaterhouseCoopers LLP in their St. Louis office.

Bill G. Armstrong      50   Chief Operating  Officer for Agribrands  since 1998.
                            Mr. Armstrong served as  Executive Vice President of
                            Operations for Ralston's international  agricultural
                            products  business  during 1997  and  Regional Chief
                            Executive Officer - South Asia from 1995 to 1997. He
                            served    as    Managing   Director  of    Ralston's
                            international   agricultural    products  Philippine
                            operations from 1992 to 1995.

Gonzalo Dal Borgo      58   Vice President,  Strategic  Project  Development for
                            Agribrands   since  1998.   Mr  Dal   Borgo   joined
                            Ralston   in   1968.    He   served   as   Ralston's
                            international agricultural  products  Regional Chief
                            Executive Officer - Americas from 1994 to 1998,  and
                            President  and  Managing   Director  for   Ralston's
                            international   agricultural  products Brazilian and
                            South American operations from 1991 to 1994.

Kim Ki Yong            53   Chief  Operating   Officer - North  Asia  Region for
                            Agribrands  since 1998. Mr. Kim served  as  Regional
                            Chief Executive Officer - North Asia of Ralston's international agricultural products business since
                            1995 and  President and  Chief Executive  Officer of
                            Ralston's international agricultural products Korean operations from 1993 to 1995.

Eric M. Poole          53   Chief   Operating   Officer -  Europe  Region    for
                            Agribrands  since 1998. Mr.  Poole  served  as  Vice
                            President - Americas  for  Ralston's   international
                            agricultural products operations from  1993 to 1995;
                            and as international  agricultural products Regional
                            Chief  Executive Officer - Europe from 1995 to 1998.

Michael J. Costello   46    Secretary and General  Counsel for Agribrands  since
                            1998. Mr. Costello served as International Counsel for Ralston's international animal and human foods businesses from 1989 to 1998.

Robert W. Rickert, Jr. 47   Treasurer  for   Agribrands  since 1998. Mr. Rickert
                            served as Director of International Finance Services for Ralston's international agricultural products business from 1990 to 1998; Director International
                            Finance - Latin America, Middle East, and Africa from 1988 to 1992; and Manager,International Finance from 1986 to 1988.

ITEM 2.  PROPERTIES

     Agribrands'   principal   properties  are  its  animal  feed  manufacturing
locations. Shown below are the locations of the principal properties of Agribrands, all of which, except as indicated, are owned by Agribrands or its wholly owned subsidiaries. Agribrands' facilities in the Peoples Republic of China are located on sites subject to long-term lease agreements. Due to restrictions on foreign land ownership, Agribrands facilities in the Philippines are leased from a company which owns the sites. Agribrands' Philippine affiliate owns forty percent of the shares of the leasing company. Agribrands leases the office space in St. Louis County, Missouri where its principal executive offices are located. Although a substantial number of these manufacturing facilities are more than twenty years old, management believes the Company's facilities are adequately maintained and are suitable and adequate for the purposes for which they are used. During the fiscal year ended August 31, 1998, the utilization of these facilities averaged approximately 70% of capacity, and management believes that existing capacity should be sufficient for anticipated needs.

BRAZIL                                KOREA
Canoas                                Kimhae
Carmo do Cajaru (1)                   Kunsan
Inhumas                               Pusan (3)
Maringa                               Songtan
Paulinia
Recife                                MEXICO
Volta Redonda                         Cuautitlan
                                      Ganadon
CANADA                                Guadalajara
Addison, Ontario                      Merida (2)
Courtice, Ontario (1)                 Mexicali
Drummondville, Quebec                 Monterrey
Palmerston, Ontario                   Obregon
St. Romuald, Quebec                   Salamanca
Strathroy, Ontario                    Tehuacan
Woodstock, Ontario
                                      PEOPLE'S REPUBLIC OF CHINA
COLOMBIA                              Fushun (2)
Buga                                  Langfang
Cartagena                             Nanjing (2)
Giron (1)                             Yantai (2)
Ibaque (1)
Medellin (1)                          PERU
Mosquera                              Arequipa (1)
                                      Chiclayo
FRANCE                                Lima
Chatillon (2)
Courchelettes                         PHILIPPINES
Limoges (2)                           Pulilan
Longue                                Villasis
Pommevic
St. Ybard (2)                         PORTUGAL
Sorcy                                 Benavente (3)
                                      Cantenhede
GUATEMALA
Guatemala City                        SPAIN
                                      Benavente
HUNGARY                               Dos Hermanas
Kaposvar                              La Coruna
Karcag                                Marcilla
                                      Merida
ITALY                                 Torrejon
Borgoratto (3)                        Valencia
Sospiro
Spessa                                TURKEY
San Felice                            Bolu
Termoli                               Gonen
                                      Luleburgaz

                                      VENEZUELA
                                      Barcelona
                                      Cabimas (2) (3)
                                      Maracaibo
                                      Maracay

                                      Hatcheries - Valencia, Venezuela

     In addition to the properties identified above, Agribrands and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1) Leased              (2) Joint Venture          (3) To be Divested

ITEM 3.  LEGAL PROCEEDINGS

     In the fall of 1997, Agribrands' wholly owned subsidiary, Agribrands Philippines, Inc. (formerly Purina Philippines, Inc.), applied for renewal of a warehouse license to store corn and rice and by-products therefrom at its Pulilan facility. The Philippines National Food Authority ("NFA"), the governmental agency that administers the Philippines laws and regulations governing the corn and rice industry, advised Agribrands Philippines by letter dated October 31, 1997, that its license renewal application was denied. The letter cites Philippines legislation and regulations requiring that businesses operating in the corn and rice industry not have more than 40% foreign ownership. Since the NFA believes that Agribrands Philippines is in the corn and rice industry, they have requested Agribrands Philippines to file a divestment plan in order to comply with the 40% maximum foreign ownership requirement.

     Agribrands Philippines has appealed the denial of its license renewal, and on January 23, 1998, Agribrands Philippines received notification that it may operate its warehouse under a "provisional permit" pending the resolution of the appeal. The appeal has been transferred by Presidential Decree from the Office of the Secretary of Agriculture to the Office of the President. Agribrands Philippines believes it does not need a warehouse license, as it believes it is not engaged in the corn and rice industry as defined by law. Furthermore, Agribrands Philippines believes that it should not be subject to the NFA regulation based upon its original Board of Investments One Stop investment approval of a 100% foreign owned investment. Agribrands Philippines intends to pursue its appeal in the Philippines legal system.

     In the event that Agribrands Philippines is required to file a divestiture plan, it is expected, based on previous case precedents, that a plan would be approved that would permit the necessary divestiture over a considerable period of time.

     Various tax and labor claims have been asserted against the Agribrands Business in Brazil. The claims arose principally from monetary corrections made in connection with the institution of economic plans by prior Brazilian administrations to control inflation.

     On June 14, 1997, a claim seeking compensatory damages, punitive damages and damages under the U.S. Racketeer Influenced and Corrupt Organization Act totalling approximately $300 million was filed against Ralston Purina International Holding Company, Inc. ("RPIHCI"), a subsidiary of Ralston which was merged into Ralston. The plaintiff, Menichetti Fuente, a Chilean company, is the former partner with RPIHCI in a joint venture named Alimentos Purina Chile S.A. ("APCH"). This joint venture was originally formed in 1991 between RPIHCI and Menichetti Fuente which agreement was subsequently amended, effective March, 1993. The amended joint venture agreement by its terms lapsed as of December 31, 1996. This dispute has been submitted to arbitration in Santiago, Chile. Ralston and Agribrands have agreed that Agribrands will pay 80% and Ralston will pay 20% of any award or settlement and all costs related to this claim up to $2.5 million. Any amounts over $2.5 million will be shared equally. The claim is being vigorously defended and Agribrands believes that Ralston has numerous meritorious defenses.

     Ralston or local subsidiaries engaged in the Agribrands Business are parties to a number of other legal proceedings in various foreign jurisdictions arising out of the operations of the Agribrands Business. Agribrands will assume liability for these proceedings except to the extent liability is assumed by Ralston in connection with the Distribution.

     Many of the foregoing legal matters are in preliminary stages, involve complex issues of law and fact and may proceed for protracted periods of time. The amount of the eventual liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of Agribrands management, based upon the information presently known, as well as upon the limitation of certain of its liabilities under the Agreement and Plan of Reorganization between Ralston and Agribrands for the spin-off of Agribrands, the ultimate liability of Agribrands, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the financial position of Agribrands but could be material to results of operations or cash flows for a particular quarter or annual period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock (AGX) is traded on the New York Stock Exchange. There were 18,148 shareholders of record on October 1, 1998. The Company has not paid cash dividends in 1998 and does not intend to begin paying cash dividends in fiscal 1999. The following table sets forth, for the five months ended August 31, the range of high and low sale prices of Agribrands Common Stock as reported on the NYSE Composite Tape.


                             AGRIBRANDS COMMON STOCK

                                        MARKET PRICES
                                   HIGH              LOW              DIVIDENDS
1998

Fourth Quarter                     $35.69           $29.13                --
Third Quarter (April 1 - May 31)   $42.69           $32.25

ITEM 6.  SELECTED FINANCIAL DATA

                                                   FIVE YEAR FINANCIAL SUMMARY
                                               (In millions except per share data)

                                                               For the year ended August 31,
                                         ----------------------------------------------------------------------------
                                         -------------  ---------------  -------------  -------------   -------------
STATEMENT OF EARNINGS DATA                   1998            1997            1996           1995            1994
                                         -------------  ---------------  -------------  -------------   -------------

Tons of feed product sold                         5.2             5.1             4.8            4.3             4.0
Net sales                                   $ 1,410.1       $ 1,527.6       $ 1,401.3      $ 1,147.2       $ 1,024.5
Income over ingredient cost (IOIC)              345.8           361.7           333.3          298.0           278.9

Depreciation and amortization                    21.2            21.9            20.4           17.5            16.8
Provisions for restructuring                      3.0             3.2             8.3            1.8             2.8
(Gain)/loss on sale of property                   -               -              (3.6)          (1.6)          (13.5)
Interest expense                                 12.0            10.9            13.0           12.1            16.7
Investment Income                                (5.2)           (4.2)           (3.6)          (4.9)           (7.6)
Translation and exchange loss                    12.8             3.7             8.3            4.0            11.8

Earnings before income taxes                     34.2            33.1            24.9           33.4            32.4
Income taxes                                     20.4            24.4            14.0           18.7            25.8
Net earnings (a,b)                          $    13.8       $     8.7       $    10.9      $    14.7       $     6.6

Earnings per share:
  Basic (c)                                 $    1.29       $     .82       $    1.02      $    1.37       $     .62
  Diluted (c)                               $    1.29       $     .82       $    1.02      $    1.37       $     .62

                                                                         August 31,
                                         ----------------------------------------------------------------------------
BALANCE SHEET DATA                           1998            1997            1996           1995            1994
                                         -------------  ---------------  -------------  -------------   -------------

Working capital                             $   153.7       $    46.7       $    59.4      $    37.4       $    43.4
Net property                                    176.6           156.9           145.6          137.1           139.0
  Additions (during the period)                  44.6            44.1            28.5           27.1            24.9
  Depreciation (during the period)               19.3            19.6            19.1           17.3            16.8
Total assets                                    578.4           481.2           497.8          407.8           364.2
Long-term debt                                   14.2            22.8            41.3           34.3            45.2
Shareholders equity                         $   339.4       $   198.1       $   190.3      $   139.9       $   130.1

Average common shares outstanding:
  Basic (c)                                      10.7            10.7            10.7           10.7            10.7
  Diluted (c)                                    10.7            10.7            10.7           10.7            10.7



---------------------------------------

(a) After-tax provisions for restructuring reduced net earnings by $1.7 in the year ended August 31, 1998, $3.2 in 1997, $7.2 in 1996, $1.0 in 1995 and
     $2.8 in 1994.

(b) After-tax gain on the sale of property increased net earnings by $2.9 in the year ended August 31, 1996, $1.1 in 1995, and $3.8 in 1994.

(c) Assumes 10.7 million shares outstanding for all periods prior to the Distribution Date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is a summary of the key factors management considers necessary in reviewing Agribrands results of operations, operating segment results, liquidity and capital resources.

     Agribrands is a leading international producer and marketer of formula animal feeds and other agricultural products. Prior to April 1, 1998, the Company was a wholly-owned subsidiary of Ralston. On that date, Ralston distributed the common stock of the Company to its shareholders in a tax-free spin-off. The Company is a successor to Ralston's over 100 years of experience in the animal feeds and agricultural products industry.

     The production and sale of animal feed was the primary business of Ralston when it was established in 1894. From that date until the Distribution, Ralston built and maintained its industry position by consistently providing high-quality, research-proven products and customer service. Although this business originated in the United States, it expanded throughout the world, entering the Americas (outside of the United States) in 1927, Europe in 1957 and Asia in 1967. The Company now operates 74 manufacturing plants in 16 countries, and has more than thirty years' experience operating across four continents.

     The primary animal feed business of Agribrands is conducted almost exclusively outside the United States. Ralston sold its U.S. animal feeds and agricultural products business in 1986. The U.S. animal feeds and agricultural products business formerly owned by Ralston is currently a subsidiary of Koch Agriculture.

Key Measures for Understanding the Business

     Agricultural product sales prices and percent of sales gross profit margins are directly influenced by changes in the underlying commodity prices for raw materials used to formulate animal feeds. The feed industry generally prices products on the basis of aggregate ingredient cost plus a fixed margin, rather than a gross margin percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through changes in the Company's product pricing. Income over ingredient cost ("IOIC"- which is equal to net sales minus cost of ingredients), rather than sales dollars, is the key indicator of sales performance because of the distortions in sales dollars caused by changes in commodity prices. In addition to gross IOIC, IOIC per ton sold is another key measure used by management to evaluate sales trends.


RESULTS OF OPERATIONS

                                                Consolidated     Americas    Europe      Asia

Year Ended August 31, 1998:
Net Sales                                           $1,410.1       $625.6    $397.2    $387.3
Operating Profit                                    $   56.3 (a)    $33.5    $ 11.9    $ 28.2

Tons of feed product sold (in thousands)               5,178        2,190     1,585     1,403
Income over Ingredient Costs                        $  345.8       $145.2    $115.2    $ 85.4


Year Ended August 31, 1997:
Net Sales                                           $1,527.6       $599.6    $467.7    $460.3
Operating Profit                                    $   43.5 (a)   $ 16.0    $  5.1    $ 32.8

Tons of feed product sold (in thousands)               5,078        2,004     1,686     1,388
Income over Ingredient Costs                        $  361.7       $127.1    $123.2    $111.4


Year Ended August 31, 1996:
Net Sales                                           $1,401.3       $573.7    $461.5    $366.1
Operating Profit                                    $   41.2 (a)   $ 22.7    $  6.5    $ 20.7

Tons of feed product sold (in thousands)               4,761        2,067     1,564     1,130
Income over Ingredient Costs                        $  333.3       $127.7    $118.1    $ 87.5


Note:
(a) Consolidated operating profit includes unallocated corporate expenses, provisions for restructuring and gains on sale of property. Refer to the Geographic Segment Information in the notes to the financial statements for a reconciliation of consolidated operating profit.


      Year ended August 31, 1998 as compared to year ended August 31, 1997
      --------------------------------------------------------------------

Net Sales

     Consolidated net sales decreased $117.5 million, or 7.7%, to $1,410.1 million in 1998 from $1,527.6 million in 1997. Volume increased 100,000 tons, or 2.0%, to 5,178,000 tons in 1998 from 5,078,000 tons in 1997. The decline in net sales was generated by a decrease in commodity prices and devaluation of functional currencies against the U.S. Dollar in excess of increased sales prices in the local currencies. Declining worldwide commodity costs contributed to constrained pricing consistent with the feed industry's practice of adjusting prices to achieve relatively stable unit margins. The increase in volume is due primarily to strong growth in the Americas.

     Net sales in the Americas increased $26.0 million, or 4.3%, to $625.6 million in 1998 from $599.6 million in 1997. The increase in net sales was generated by incremental revenue from increased unit volume, which was only partially offset by a $14 per ton decline in average selling prices. The decline in revenues per ton primarily reflects the decline in commodity costs. This decline was less than that seen in other regions due to increasing sales of higher priced aqua feeds (primarily shrimp feeds). Unit volume for the Americas operations increased 9.3% in 1998, primarily as a result of increased feed sales in Mexico. Agribrands' operations in Mexico experienced increased demand due to improved economic conditions when compared to the prior year.

     Net sales in Europe decreased $70.5 million, or 15.1%, to $397.2 million in 1998 from $467.7 million in 1997. The decline in net sales resulted from a combination of decreased volume and lower ingredient costs. Europe experienced volume declines in the rabbit segment, which suffered from a decline in feed consumption as a result of an epidemic in that species, and across all segments due to plant closures.

     Net sales in Asia decreased $73.0 million, or 15.9%, to $387.3 million in 1998 from $460.3 million in 1997. Unit volume for the Asia region was essentially flat for the year due to recessionary trends following the financial crisis in the region. The decline in net sales is due to devaluation of the local currencies against the Dollar in excess of increased sales prices in the local currencies and a decline in commodity costs. During fiscal year 1998, the Korean Won and Philippine Peso both devalued approximately one-third against the Dollar.


Operating Profit

     Consolidated operating profit increased $12.8 million, or 29.4%, to $56.3 million in 1998 from $43.5 million in 1997. Operating profit increased significantly as improved margins and increased volume in the Americas region and better results from Europe more than offset a decline in the Asia region. Corporate administrative expenses increased $7.1 million, reflecting the stand-alone cost structure of the Company versus lower overheads incurred while the Agribrands businesses were owned by Ralston.

     Operating profit in the Americas increased $17.5 million, or 109.4%, to $33.5 million in 1998 from $16.0 million in 1997. The improvement in operating profit was broad-based but most notable in Mexico where increased aqua feed sales, with their overall higher margins, helped increase profitability. Ingredient costs per ton declined $16 as a result of lower commodity prices. The per ton decline in ingredient costs in the region is less than that seen in other regions because of cost increases in specialized ingredients for aqua feeds and more regulated markets for locally-sourced feedstuffs. IOIC improved 14.2% on higher volume and improved mix including higher aqua sales.

     Operating profit in Europe increased $6.8 million, or 133.3%, to $11.9 million in 1998 from $5.1 million in 1997. Costs for feed ingredients in the region decreased $62.5 million as per unit costs declined $26, reflecting the decrease in worldwide commodity prices. IOIC declined $8.0 million, or 6.5%, largely due to the reduction in volume. The decline in IOIC was more than offset by a $14.8 million reduction in production, overhead and miscellaneous costs. A devaluation benefit in these cost categories was partially offset by increased local currency costs including increased marketing and administrative expenses. The operations in Hungary continue to be the largest contributor to earnings in the region.

     Operating profit in Asia decreased $4.6 million, or 14.0%, to $28.2 million in 1998 from $32.8 million in 1997. Costs for feed ingredients in the region decreased $47.0 million as per unit costs declined $36, reflecting the decrease in worldwide commodity prices. IOIC declined $26.0 million, or 23.3%, as local pricing adjustments were unable to offset the full effect of devaluation of local currencies. IOIC declined $19 per ton in this environment. The decline in IOIC was largely offset by a $21.4 million reduction in production, overhead and miscellaneous costs. A devaluation benefit in these cost categories was partially offset by increased local currency costs, including increased provision for bad debts in Korea.

     Asian operating results for the current period were adversely affected by difficult economic conditions in the region, particularly in Korea which represents approximately 75% of the Company's Asian sales volume. Reduced demand for meat products caused wholesale meat prices to settle near or below production costs. This restricted the Korean operations' ability to maintain volume and margins, particularly in its largest product category - hog feed. In spite of this difficult economic environment, the overall Korean operations have remained profitable in part through successful development and introduction of new products into the marketplace.

Restructuring activities

     In 1998, Agribrands recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $3.0 million and $1.7 million, respectively. These charges represented primarily severance costs and fixed asset write-offs associated with the streamlining of Agribrands' operations in Europe. The restructuring provided for the severance of approximately 40 employees, most of whom were released prior to August 31, 1998. Severance costs related to these restructuring provisions were substantially paid by August 31, 1998. The pre-tax cost savings from these restructuring activities approximated $0.9 million in 1998 and are expected to approximate $2.3 million annually beginning in 1999.

     In 1997, Agribrands recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $3.2 million.


Earnings Before Income Taxes

     Earnings before income taxes increased $1.1 million, or 3.3%, to $34.2 million in 1998 from $33.1 million in 1997.

     Interest expense totaled $12.0 million in 1998 compared to $10.9 million in 1997. The increase is primarily due to higher interest rates in the markets in which the Company operates.

     Other income/expense, net, was unfavorable by $10.6 million in 1998 compared to 1997. Translation and exchange losses were substantially higher during 1998 as a result of higher foreign currency exchange losses on Dollar denominated debt in Korea and Colombia and higher translation losses in Mexico, where the Company uses hyper-inflationary accounting. Earnings for 1998 were also adversely impacted by a $2.5 million charge to write-off financing costs associated with a credit facility the Company elected not to close. Investment income was $1.0 million higher in 1998 due to higher levels of interest bearing investments.

Net Earnings

     Net earnings increased $5.1 million, or 58.6%, to $13.8 million in 1998 from $8.7 million in 1997. Income taxes, which included United States and foreign taxes, were 59.6% of pre-tax earnings in 1998 and 73.7% in 1997. The lower effective rate for 1998 resulted from changes in the earnings mix including a significant reduction of foreign losses in countries for which no tax benefit could be currently recognized. Absent unforeseen operating losses, management anticipates a further decrease of its effective tax rate to approximately 50% of pre-tax earnings in 1999.

      Year ended August 31, 1997 as compared to year ended August 31, 1996
      --------------------------------------------------------------------

Net Sales

     Consolidated net sales increased $126.3 million, or 9.0%, to $1,527.6 million in 1997 from $1,401.3 million in 1996. Volume increased 317,000 tons, or 6.7%, to 5,078,000 tons in 1997 from 4,761,000 tons in 1996. Net sales and volume increases were primarily due to the strong performance of the Asia region.

     Net sales in the Americas increased $25.9 million, or 4.5%, to $599.6 million in 1997 from $573.7 million in 1996. Volume decreased in the Americas region from 2,067,000 tons in 1996 to 2,004,000 tons in 1997, primarily due to declines in Mexico and Venezuela where difficult economic conditions had the greatest impact. Despite these volume decreases, higher prices charged to cover rising commodity prices resulted in increased net sales.

     Net sales in Europe increased $6.2 million, or 1.3%, to $467.7 million in 1997 from $461.5 million in 1996. Volume and net sales in Europe increased due to an acquisition in France and the impact of a full year of consolidated results from the 1996 acquisition of the remaining interest in Agribrands' business in Spain, which were partially offset by declines in net sales in Italy and Portugal. Italy experienced volume declines mainly in the dairy and cattle segments, which suffered from red meat concerns due to BSE or "Mad Cow" disease and reduced milk production quotas imposed by the European Union. In Portugal, volume declined in conjunction with a restructuring of its operations.

     Net sales in Asia increased $94.2 million, or 25.7%, to $460.3 million in 1997 from $366.1 million in 1996. Volume and net sales in Asia increased due to strengthening demand for Agribrands products as well as rapid overall economic growth in the region.


Operating Profit

     Consolidated operating profit increased $2.3 million, or 5.6%, to $43.5 million in 1997 from $41.2 million in 1996. Operating profit improved as favorable margins and increased volume in Asia was only partially offset by lower operating profit in Europe and the Americas. Consolidated operating profit also reflects provisions for restructuring, which decreased $5.1 million, or 61%, to $3.2 million in 1997 from $8.3 million in 1996.

     Operating profit in the Americas decreased $6.7 million, or 29.5%, to $16.0 million in 1997 from $22.7 million in 1996. Included in operating profit for 1997 is a $2 million charge incurred in connection with exiting an unsuccessful joint venture in Chile. The competitive pressure in Mexico and Venezuela also contributed to the decline in operating profit in 1997.

     Operating profit in Europe decreased $1.4 million, or 21.5%, to $5.1 million in 1997 from $6.5 million in 1996. This decrease was primarily caused by a $6.5 million, or 5.8%, increase in production and overhead costs. Increased IOIC of $5.1 million on the increased volume helped to offset the majority of the increased production and overhead costs.

     Operating profit in Asia increased $12.1 million, or 58.5%, to $32.8 million in 1997 from $20.7 million in 1996. Operating profit in Asia increased on higher volume and improved margins. The margin improvement was most notable in the Philippines where Agribrands experienced favorable ingredient costs, gains in production efficiency and strong end-product markets. Operations also remained strong in Korea accounting for approximately 75% of the net sales and 50% of the region's operating profit during 1997.


Restructuring Activities

     In 1997, Agribrands recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $3.2 million. In 1996, Agribrands recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $8.3 million and $7.2 million, respectively. These charges primarily represented asset write-downs and severance costs and were associated with the streamlining of the Agribrands operations in advance of the planned spin-off. The restructuring provided for the severance of approximately 300 employees, most of whom were released prior to August 31, 1997. Severance costs related to these restructuring provisions were substantially paid by August 31, 1997. The pre-tax cost savings from these restructuring activities were approximately $7.0 million in 1997.


Earnings Before Income Taxes

     Earnings before income taxes increased $8.2 million, or 32.9%, to $33.1 million in 1997 from $24.9 million in 1996.

     Interest expense totaled $10.9 million in 1997 compared to $13.0 million in 1996. The decrease in 1997 resulted from lower average outstanding borrowings and lower interest rates.

     In 1997, other income/expense, net, improved by $3.8 million on lower foreign currency exchange losses in Mexico and lower translation losses in Venezuela.


Net Earnings.

     Net earnings decreased $2.2 million, or 20.2%, to $8.7 million in 1997 from $10.9 million in 1996. Income taxes, which include United States and foreign taxes, were 73.7% of pretax earnings in 1997 and 56.2% in 1996. The increase in the effective rate for 1997 resulted from changes in the earnings mix including increased foreign losses in countries for which no tax benefit could be currently recognized. In addition, Agribrands experienced higher taxes in 1997 because of increased repatriation of foreign earnings to the United States.


Liquidity and Capital Resources

     Cash flow from operations totaled $33.3 million in 1998. Inventory levels increased primarily to support the growth of the business in Mexico. Accounts receivable increased primarily as a result of $12.9 million in receivables due from Ralston in connection with the Distribution. Accounts payable and accrued liabilities declined due to changes in the timing of payments, primarily in Korea. Cash flow from operations was higher in 1997 as a result of lower inventory and other working capital requirements. Lower inventory levels were most notable in Korea where strong fourth quarter sales volume combined with timely inventory purchases to result in a very favorable inventory position at August 31, 1997. Cash flow from operations decreased in 1996 as Agribrands experienced significant increases in receivables and inventory as a result of substantial increases in commodity prices and in support of the growth of the business.

     Capital expenditures, primarily to replace or enhance existing production facilities and equipment, totaled $44.6 million, $44.1 million and $28.5 million in fiscal years 1998, 1997 and 1996, respectively. Projected capital expenditures of approximately $30 million in 1999 are expected to be funded with existing cash reserves as well as from cash generated from operations and borrowings from banks.

     Agribrands is continually evaluating new investment opportunities. In December 1997, Agribrands invested $5.0 million in Agribrands Purina (Langfang) Feedmill Co., Ltd., a new wholly owned foreign subsidiary. The new subsidiary utilized these funds along with $2 million in proceeds from the issuance of debt to acquire a feed mill in Langfang, Peoples Republic of China. In January 1998, Agribrands acquired a feed mill in Maracay, Venezuela for $4.3 million. In January 1998, Agribrands also acquired a feed mill in Spessa, Italy for $7.3 million. Agribrands had previously leased the feed mills in both Maracay and Spessa. These acquisitions were funded through a combination of funds provided by Ralston and local country borrowings. Assuming these acquisitions had occurred as of September 1, 1997, they would not have had a material effect on net sales or net earnings.

     Agribrands' capital investments and acquisitions have been partially funded with investments by and advances from Ralston. Net proceeds from Ralston were $141.9 million, $13.7 million, and $51.3 million in fiscal years 1998, 1997, and 1996, respectively. During 1998, in connection with the Distribution, Agribrands received approximately $90.0 million of cash from Ralston (offset by approximately $65.0 million of debt retained by Agribrands' affiliates.)

     The Company's subsidiaries generally fund their working capital needs through short-term borrowings provided by local country banks and branches of multi-national banks. Intercompany loans are also used by the Company and have the effect of reducing external local borrowing costs by more than the opportunity cost of lower U.S. invested reserves. Short-term borrowings of the Company's subsidiaries increased from $33.8 million in 1997 to $46.9 million in 1998 primarily through a shift from long-term debt. The Company continues to utilize lenders which provided financing prior to the Distribution. Uncommitted credit lines are generally established in each country with several lenders in order to assure availability of working capital. On August 31, 1998 total unused uncommitted lines of credit were approximately $175 million. The $175 million includes approximately $90 million of uncommitted lines of credit for the Company's Korean subsidiary.

     Cash on hand, cash flow from operations, and borrowings under various lines of credit are Agribrands' primary sources of liquidity. Management has a strong focus on cash flow and the effective use of excess cash flow. The combined operating, cash and equity position of Agribrands should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.


Foreign Currency Exchange Risks

     International operations account for almost all of Agribrands' revenue and operating income. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign denominated revenues and profits translated into U.S. Dollars.

     Agribrands periodically enters into foreign exchange forward contracts to mitigate Agribrands' economic exposure to changes in exchange rates. Company policy allows foreign currency hedging transactions only for identifiable foreign currency exposures and, therefore, Agribrands does not enter into foreign currency contracts for trading purposes where the objective is to generate profits. The potential loss in fair value at August 31, 1998 for such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates is $0.3 million.

     Agribrands generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. Dollar. As a result, Agribrands does not generally hedge these net investments. However, Agribrands uses capital structuring techniques to manage its net investment in foreign currencies as considered necessary. Additionally, Agribrands closely monitors its U.S. Dollar net monetary liabilities in currencies of countries with historically high rates of inflation. The net investment in Agribrands' foreign subsidiaries and affiliates translated into dollars using the year-end exchange rates is approximately $205 million at August 31, 1998. The potential loss in value of Agribrands' net investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates at August 31, 1998 amounts to $18.7 million.

     The net investment in Agribrands' Korean operations translated into dollars using the year-end exchange rates is approximately $49 million at August 31, 1998. The potential loss in value of Agribrands' net investment in Korean operations resulting from a hypothetical 10% adverse change in the quoted Korean won currency exchange rate at August 31, 1998 amounts to $4.5 million.

Commodity Price Risks

     The availability and price of agricultural products are subject to wide fluctuations due to unpredictable factors such as weather conditions, government regulations, economic climate or other unforeseen circumstances. The Company utilizes highly correlative and effective commodity futures contracts and options to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions, and Company policy prohibits the use of commodity derivatives for speculation. The potential loss in fair value at August 31, 1998 of the Company's commodity positions, excluding inventory on hand and fixed price contracts, resulting from a hypothetical 10% adverse change in commodity prices is $0.2 million.

Year 2000 Costs

     Many computer systems and other systems with embedded chip technology process dates based on two digits for the year of a transaction rather than a full four digits. These systems are unable to properly process dates in the year 2000 and beyond. Agribrands utilizes a number of computer systems across its entire worldwide operation. The Company has identified its significant software coding issues related to the year 2000 date recognition for key financial and operational systems. The Company has already resolved the year 2000 matter at a number of its locations and plans to continue resolving the matter through either replacement of existing systems with new year 2000 compatible systems or reprogramming existing systems. The Company incurred costs of less than $0.5 million in 1998 for year 2000 reprogramming of existing systems. Year 2000 reprogramming costs were negligible in 1997 and 1996 as Agribrands was converting to new systems in anticipation of the Distribution. To make all of its systems year 2000 compliant, the Company estimates incurring an additional $0.5 million of reprogramming costs and spending an additional $1.7 million on replacement hardware and software. Completion of all reprogramming, hardware and software replacement, and appropriate testing is expected to occur by August 31, 1999. All costs related to the reprogramming of existing systems for the year 2000 issue are expensed as incurred. Hardware and software replacement costs will be capitalized.

     Based on the Company's efforts to date, management believes that its systems will be year 2000 compliant. The Company is working with its key customers and suppliers to obtain assurances that their systems are year 2000 compliant. However, the Company does not have any control over these third parties and, as a result, cannot currently determine to what extent future operating results may be adversely effected by the failure of these third parties to successfully address their year 2000 issues. In addition, the Company operates in sixteen countries on four continents at various stages of economic development and is dependent on systems operated by governments, financial institutions, utilities, communications suppliers and others in each of these countries. The failure of any of such infrastructural systems to be year 2000 compliant could disrupt the Company's business for a period of time and if not quickly resolved could have a material adverse effect on the Company. The Company has not yet developed formal contingency plans in the event of a Year 2000 failure.

European Economic Monetary Union

     On January 1, 1999, eleven of the European Union countries (including four countries where Agribrands' operations are located) are scheduled to adopt the Euro as their single currency, and there will be fixed conversion rates between their existing currencies ("legacy currencies") and the Euro. The Euro will then trade on currency exchanges and be available for noncash transactions. Following the introduction of the Euro, the legacy currencies will remain legal tender in the participating countries during the transition period from January 1, 1999 through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

     The Company's key financial information systems in Europe are equipped to process both Euro and legacy currency transactions during the transition period from January 1, 1999 through January 1, 2002; however, they are not equipped to handle the July 1, 2002 withdrawal of all legacy currencies. As part of an initiative to make all of the Company's key financial systems consistent across the organization, management is planning to replace these old systems with a new system that can handle the July 1, 2002 mandatory conversion to the Euro. All costs associated with the new system will be capitalized. The Company has not incurred any reprogramming costs in connection with the conversion to the Euro and does not anticipate incurring any such costs in the future. From a broader business perspective, conversion to the Euro may cause pricing disparities in different markets to narrow, lowering the Company's margins.

Inflation

     Management recognizes that inflationary pressures may have an adverse effect on Agribrands through higher asset replacement costs and related depreciation and higher material costs. In addition, hyperinflationary conditions have occurred in many of the countries in which Agribrands operates. Agribrands tries to minimize these effects through geographical diversification, cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is management's view that inflation has not had a significant impact on the consolidated operations in the three years ended August 31, 1998.

Seasonality

     Sales prices and volume can both be impacted by seasonal factors. Agricultural product sales prices are directly influenced by changes in the underlying commodity prices for the raw materials used to formulate animal feeds. Commodity prices are usually at their lowest in the months immediately following the fall harvest. Sales volume may fluctuate somewhat seasonally as temperature affects caloric intake and breeding cycles.

     Currently, seasonal factors have a minimal impact on the Company's total performance in any given period. Seasonality of commodity prices does not materially affect earnings due to the industry practice of pricing at a relatively constant margin over ingredient costs. Seasonally driven changes in consumption do not materially affect volume or earnings due to the geographic and species diversification of Agribrands' operations.

Outlook

     Operating results in the Americas region improved significantly during fiscal 1998 largely driven by improved margins and increased volume, particularly in Mexico. Management believes the strategic initiatives underlying these trends are sustainable operationally, but expects that financial results will remain highly sensitive to potentially volatile macro-economic conditions in Central and South America, consistent with troubles across emerging markets globally.

     The European animal feed industry is mature, fragmented and highly competitive with excess capacity. Consolidation of the animal feed and animal production industries is underway throughout Europe. In response to these factors, the Company recently announced a management reorganization whereby the

Western Europe operations (France, Italy, Spain and Portugal) will be operated as a single unit under one operational management team (previously, there was a team within each country). It is hoped that the new structure will facilitate dissemination of research, manufacturing, and sales and marketing concepts across the region and, over time, allow for further administrative efficiencies. The new structure will also allow management to view opportunities arising from industry consolidation in the context of a regionwide approach. Earnings growth and value creation in the region is dependent on Management's ability to implement this approach successfully.

     Recent results in Asia reflect the sensitivity of the Company's operations to local macro-economic conditions. This sensitivity is heightened when a region is dependent on imported feed ingredients typically valued in U.S. Dollars at global market prices. The local currency costs of ingredients imported into a region increase as the local currencies devalue. This may cause short-term declines in margins due to delays in changing feed prices. More significantly, the resulting local currency cost increase for the animal producer can lead to unfavorable economics for livestock and poultry producers leading to a contraction in the feed market. These conditions currently apply to Agribrands operations in Korea and the Philippines whose currencies devalued by one-third in fiscal 1998.

     If the Asia region's financial condition stabilizes, management anticipates a further, though less severe, decline in total industry output in fiscal 1999, as the region makes a long-term adjustment to the new economic environment. Agribrands' return to prior levels of profitability and renewed growth in Asia will require both favorable economic circumstances and continued tactical excellence in Korea and in the Philippines which was the region's largest contributor to operating profit in fiscal 1998.

     While current conditions have made operating in the Asian region more difficult, Agribrands remains committed to the Asian market and views the current financial crises as a possible opportunity to strengthen its long-term market position within the region.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See Note 5 of the Company's Notes to Financial Statements for management's quantitative and qualitative disclosure about market risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF MANAGEMENT

     The management of Agribrands International, Inc. has prepared the accompanying consolidated financial statements for the years ended August 31, 1998, 1997 and 1996 and is responsible for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles, applying certain estimates and judgments as required.

     The Company maintains accounting and internal control systems which it believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures, and an extensive program of internal audits, are important elements of these control systems.

     The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, internal audit and the independent accountants to discuss audit and financial reporting matters. Both the internal auditors and PricewaterhouseCoopers LLP have direct access to the Audit Committee.

     The report of PricewaterhouseCoopers LLP appears below.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Agribrands International, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows and of shareholders equity present fairly, in all material respects, the financial position of Agribrands International, Inc. and its subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PricewaterhouseCoopers LLP

St. Louis, Missouri
October 20, 1998

                         AGRIBRANDS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                              Year ended August 31
                              (Dollars in Millions)



                                             1998         1997         1996
                                           ---------   ----------   ----------

Net Sales                                  $ 1,410.1   $ 1,527.6    $ 1,401.3
Costs and Expenses
    Cost of products sold                    1,207.2     1,322.0      1,217.4
    Selling, general and administrative        143.6       158.9        138.0
    Interest                                    12.0        10.9         13.0
    Provisions for restructuring                 3.0         3.2          8.3
    Gain on sale of property                      -           -          (3.6)
    Other (income)/expense, net                 10.1        (0.5)         3.3
                                           ---------   ----------   ---------
                                             1,375.9     1,494.5      1,376.4
                                           ---------   ----------   ---------

Earnings before Income Taxes                    34.2        33.1         24.9
Income Taxes                                    20.4        24.4         14.0
                                           ---------   ---------    ---------
Net Earnings                               $    13.8   $     8.7    $    10.9
                                           =========   ==========   =========

Earnings Per Share
    Basic                                  $    1.29   $     .82    $    1.02
                                           =========   ==========   =========
    Diluted                                $    1.29   $     .82    $    1.02
                                           =========   ==========   =========



The above financial statement should be read in conjunction with the Notes to Financial Statements.


                         AGRIBRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                    August 31
                              (Dollars in Millions)
                                                          1998           1997
                                                         --------    ----------
Assets
Current Assets
    Cash and cash equivalents                            $  136.5    $     25.2
    Marketable securities                                     1.5           6.8
    Receivables, less allowance for doubtful accounts       103.0         114.4
    Inventories                                              98.8         112.0
    Other current assets                                     11.1          11.7
                                                         --------    ----------
      Total Current Assets                                  350.9         270.1
                                                         --------    ----------

Investments and Other Assets                                 50.9          54.2
Property, Plant and Equipment - net                         176.6         156.9
                                                         --------    ----------
        Total                                            $  578.4    $    481.2
                                                         ========    ==========

Liabilities and Shareholders Equity
Current Liabilities
    Current maturities of long-term debt                 $    8.7    $     19.4
    Notes payable                                            46.9          33.8
    Accounts payable and accrued liabilities                132.8         162.7
    Income taxes                                              8.8           7.5
                                                         --------    ----------
      Total Current Liabilities                             197.2         223.4
                                                         --------    ----------

Long-Term Debt                                               14.2          22.8
Deferred Income Taxes                                         2.7           9.6
Other Liabilities                                            24.9          27.3

Shareholders Equity
    Common stock, $.01 par value, issued
       10,668,571 shares                                      0.1
    Capital in excess of par                                419.5
    Retained earnings                                         6.1
    Cumulative translation adjustment                       (86.3)
                                                         ---------   ----------
      Total Shareholders Equity                             339.4
                                                         ---------   ----------

Ralston Equity Investment                                                 198.1
                                                         ---------   ----------
        Total                                            $  578.4    $    481.2
                                                         =========   ==========


The above financial statement should be read in conjunction with the Notes to Financial Statements.


                         AGRIBRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Year Ended August 31
                              (Dollars in Millions)


                                                                               1998         1997         1996
                                                                             --------     --------     -------

Cash Flow from Operations
   Net earnings                                                             $  13.8      $    8.7       $10.9

   Adjustments to reconcile net earnings to cash from operations:
      Depreciation and amortization                                            21.2          21.9        20.4
      Translation and exchange loss                                            12.8           3.7         8.3
      Non-cash restructuring                                                    0.7           2.2          -
      Deferred income taxes                                                    (5.1)          1.9        (3.4)
      Gain on sale of property                                                  -             -          (3.6)
      Changes in assets and liabilities used in operations:
        Increase in accounts receivable                                        (6.5)         (2.7)      (17.3)
        (Increase) decrease in inventories                                     (4.1)         16.6       (43.8)
        (Increase) decrease in other current assets                            (1.2)         (1.1)        1.2
        (Decrease) increase in accounts payable and accrued liabilities        (6.0)         10.3        17.2
        Increase (decrease) in income taxes payable                             3.3           0.7        (0.4)
      Other, net                                                                4.4           5.6        (7.8)
                                                                            --------     --------     -------
          Net cash provided by (used by) operations                            33.3          67.8       (18.3)
                                                                            --------     --------     -------

Cash Flow from Investing Activities
   Acquisitions of businesses                                                 (16.6)         (3.3)      (25.6)
   Property additions                                                         (44.6)        (44.1)      (28.5)
   Proceeds from the sale of Korean cereal business                              -             -         10.0
   Proceeds from the sale of property                                           1.2           2.0         1.2
   Other, net                                                                   0.3           6.9         6.8
                                                                            --------     --------     -------
          Net cash used by investing activities                               (59.7)       (38.5)      (36.1)
                                                                            --------     --------     -------

Cash Flow from Financing Activities
   Proceeds from issuance of long-term debt                                    19.0           3.8        10.7
   Principal payments on long-term debt, including current maturities         (32.4)         (5.3)      (17.0)
   Net increase (decrease) in notes payable                                    16.7         (33.3)       16.1
   Net transactions with Ralston                                              141.9          13.7        51.3
                                                                            --------     --------     -------
          Net cash provided by (used by) financing activities                 145.2         (21.1)       61.1
                                                                            --------     --------     -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                   (7.5)         (3.3)       (2.2)
                                                                            --------     --------     -------
Net Increase in Cash and Cash Equivalents                                     111.3           4.9         4.5
Cash and Cash Equivalents, Beginning of Period                                 25.2          20.3        15.8
                                                                            --------     --------    --------
Cash and Cash Equivalents, End of Period                                     $136.5       $  25.2     $  20.3
                                                                            ========     ========     =======

The above financial statement should be read in conjunction with the Notes to Financial Statements.

--------------------------------------------------------------------------------
                         AGRIBRANDS INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                        Three years ended August 31, 1997
                              (Dollars in Millions)



                                                     Ralston               Capital in             Cumulative
                                                      Equity     Common    Excess of   Retained   Translation
                                                    Investment   Stock     Par Value   Earnings   Adjustment

Balance at August 31, 1995                          $ 136.3
Net earnings                                           10.9
Net transactions with Ralston                          47.5
Foreign currency translation adjustment                (4.4)
                                                    --------
Balance at August 31, 1996                          $ 190.3
Net earnings                                            8.7
Net transactions with Ralston                          20.5
Foreign currency translation adjustment               (21.4)
                                                    --------
Balance at August 31, 1997                          $ 198.1
Net earnings                                            7.7
Net transactions with Ralston                         142.8
Foreign currency translation adjustment               (15.3)
                                                    --------
Balance at March 31, 1998                           $ 333.3
Distribution to Ralston's shareholders               (333.3)     $   .1    $  419.5          -    $  (86.3)
Net earnings                                             -           -           -     $    6.1         -
Foreign currency translation adjustment                  -           -           -           -          -
                                                    --------     -------  --------     --------   --------

Balance at August 31, 1998                          $   -        $   .1    $  419.5    $    6.1   $  (86.3)
                                                    ========     =======   ========    ========   ========


The above financial statement should be read in conjunction with the Notes to Financial Statements.
===============================================================================

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              (Dollars in millions)



1.       BASIS OF PRESENTATION

     Effective April 1, 1998 (the "Distribution Date"), Agribrands International, Inc. (the "Company" or "Agribrands") became an independent, publicly owned company as a result of the distribution by Ralston Purina Company ("Ralston")of the Company's $.01 par value Common Stock to holders of Ralston Purina Company Common Stock at a distribution ratio of one for ten (the "Distribution"). Prior to the Distribution, the Company was formed as a wholly owned subsidiary of Ralston for the purpose of effecting the Distribution. Included in this transaction was the transfer of substantially all of the assets and liabilities related to the animal feeds and agricultural products businesses (the "Agribrands Businesses"). Ralston's international pet products businesses ("RPI Consumer") were not included in the spin-off. Ralston did not retain any ownership interest in the Company.

     Agribrands is one of the leading international producers and marketers of animal feeds and, through its subsidiaries and joint venture partners, operates 74 manufacturing plants in 16 countries. Its products are marketed outside the United States under the Purina and Chow brands and the Checkerboard logo through a network of approximately 3,200 independent dealers, as well as an independent and a direct sales force.

     The Balance Sheet as of August 31, 1998 is presented on a consolidated basis. The Statement of Earnings for the year ended August 31, 1998 includes the combined results of operations of the Agribrands Businesses under Ralston for the seven months prior to the Distribution Date and the consolidated results of operations of the Company for the five month period ended August 31, 1998. The financial statements as of August 31, 1997 and for all periods prior to the Distribution Date are presented on a combined basis and reflect periods during which the Agribrands Businesses operated primarily as wholly-owned subsidiaries of Ralston and its subsidiaries. The combined financial statements include assets, liabilities, revenues, and expenses that are directly related to the Agribrands Businesses. All significant intercompany transactions have been eliminated from the combined financial statements.

      RPI Consumer, while not included in the accompanying financial statements, generally operated within the same subsidiaries and affiliates as the Agribrands Businesses prior to the Distribution Date. See Related Party Activity note for a more complete discussion.

     Certain previously reported amounts have been reclassified to make them consistent with the current year presentation.


2.       SUMMARY OF ACCOUNTING POLICIES

     Agribrand's significant accounting policies, which conform to generally accepted accounting principles and are applied on a consistent basis among years, except as indicated, are described below:

     Principles of Consolidation - These financial statements include the accounts of Agribrands and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in affiliated companies, 20% through 50%-owned, are carried at equity.

     Minority interests in earnings of subsidiaries and Agribrands' share of the net earnings of unconsolidated companies carried at equity are included in selling, general and administrative expenses.

     Foreign Currency Translation - Financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a separate component of Shareholders Equity.

     For foreign operations where the U.S. Dollar is the functional currency and for countries which are considered highly inflationary, translation practices differ in that inventories, investments, properties, accumulated depreciation and depreciation accounts are translated at historical rates of exchange and related translation adjustments are included in earnings. Gains and losses from foreign currency transactions are generally included in earnings.

     Derivative Financial Instruments - All derivative financial instruments held by the Company are designated as hedges, have a high degree of correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in derivative fair values are deferred and recognized in the statement of earnings in the same period as the underlying transaction. If the underlying transaction was no longer expected to occur, any gain or loss would be recognized immediately in the statement of earnings. See FINANCIAL INSTRUMENTS for additional information.

     Cash Equivalents, for purposes of the statement of cash flows, are considered to be all highly liquid investments with a maturity of three months or less when purchased, including time deposits of $12.8 and $6.4 at August 31, 1998 and 1997, respectively.

     Marketable Securities are valued at cost which approximates market.

     Inventories are valued generally at the lower of average cost or market.

     Property at Cost - Expenditures for new facilities and those which substantially increase the useful lives of the property, including interest during construction, are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are reflected in earnings.

     Depreciation is generally provided on the straight-line basis by charges to costs or expenses at rates based on the estimated useful lives of the properties. Estimated useful lives range from 5 to 15 years for machinery and equipment and 15 to 40 years for buildings. Depreciation expense was $19.3 in 1998, $19.6 in 1997, and $19.1 in 1996.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTE TO FINANCIAL STATEMENTS
                              (Dollars in Millions)


     Goodwill, which is included in Investments and Other Assets, represents the excess of cost over the net tangible assets of acquired businesses and is amortized over periods of up to 40 years, with the majority being amortized over a 25 year period.

     Subsequent to acquisition, Agribrands continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of businesses carrying goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of goodwill from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of August 31, 1998 and 1997.

     Revenue is recognized when products are shipped to customers. Sales discounts, returns and allowances are included in net sales. The provision for doubtful accounts is included in selling, general and administrative expenses.

     Advertising Costs are expensed as incurred and were $13.7 in 1998, $16.8 in 1997 and $15.7 in 1996.

     Research and Development Costs are expensed as incurred and were $5.5 in 1998 and $3.2 in 1997 and 1996.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes - Agribrands follows the liability method of accounting for income taxes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting. No additional U.S. taxes have been provided on earnings of foreign subsidiaries expected to be reinvested indefinitely. Additional income taxes are provided, however, on planned repatriation of foreign earnings after taking into account tax-exempt earnings and applicable foreign tax credits. Management assesses the realizability of deferred tax assets and provides valuation allowances as deemed necessary.

     Earnings per Share - Basic earnings per share are based on the weighted average number of shares outstanding during the year including assumed shares outstanding of 10.7 million for all periods prior to the Distribution Date. Diluted earnings per share are adjusted for the dilutive effect of common stock equivalents. See EARNINGS PER SHARE for additional information.

     New Accounting Standards - The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1997 and June 1998, respectively. The Company is evaluating the effects these statements will have on its financial reporting and disclosures. The Company will adopt SFAS No. 130 in fiscal year 1999 and SFAS No. 133 in fiscal year 2000.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTE TO FINANCIAL STATEMENTS
                              (Dollars in Millions)


3.   ACQUISITIONS

     In January 1998, the Company acquired feed mills in Maracay, Venezuela and Spessa, Italy for $4.3 and $7.3, respectively. Agribrands had previously leased the feed mills in both Maracay and Spessa.

     In December 1997, Agribrands invested $5.0 in Agribrands Purina (Langfang) Feedmill Co., Ltd., a new wholly owned foreign subsidiary. The new subsidiary utilized the funds to acquire a feed mill in Langfang, People's Republic of China.

     In May 1997, Agribrands acquired a 75% interest in Purina Fushun Feed Mill Co. Ltd., a new joint venture in Fushun, People's Republic of China, for $3.0.

     These acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated statement of earnings from the date of acquisition. Assuming these acquisitions had occurred as of the beginning of their respective fiscal years, they would not have had a material effect on net sales or net earnings.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTE TO FINANCIAL STATEMENTS
                              (Dollars in Millions)

4.        GEOGRAPHIC SEGMENT INFORMATION

                                              1998         1997         1996
                                            --------     --------     --------
Sales
        Americas                            $  625.6     $  599.6      $ 573.7
        Europe                                 397.2        467.7        461.5
        Asia                                   387.3        460.3        366.1
                                            --------     --------     --------
             Total                          $1,410.1     $1,527.6     $1,401.3
                                            ========     ========     ========

Income over Ingredient Costs
        Americas                            $  145.2     $  127.1     $  127.7
        Europe                                 115.2        123.2        118.1
        Asia                                    85.4        111.4         87.5
                                            --------     --------     --------
             Total                          $  345.8     $  361.7     $  333.3
                                            ========     ========     ========

Operating Profit
        Americas                            $   33.5     $   16.0     $   22.7
        Europe                                  11.9          5.1          6.5
        Asia                                    28.2         32.8         20.7
        Provisions for Restructuring            (3.0)        (3.2)        (8.3)
        Gain on Sale of Property                 -            -            3.6
        Unallocated Corporate Expenses         (14.3)        (7.2)        (4.0)
                                            --------     --------     --------
        Operating Profit                        56.3         43.5         41.2
        Interest Expense                       (12.0)       (10.9)       (13.0)
        Other Income/(Expense), Net            (10.1)         0.5         (3.3)
                                            --------     --------     --------
             Earnings Before Income Taxes   $   34.2     $   33.1     $   24.9
                                            ========     ========     ========


Depreciation & Amortization
        Americas                            $    7.0     $    6.9     $    6.4
        Europe                                   8.3          8.6          7.6
        Asia                                     5.9          6.4          6.4
                                            --------     --------     --------
             Total                          $   21.2     $   21.9     $   20.4
                                            ========     ========     ========



Translation & Exchange (Gain) / Loss
        Americas                            $    9.1     $    2.7     $    6.9
        Europe                                  (0.5)         0.5          0.3
        Asia                                    4.2          0.5           1.1
                                            --------     --------     --------
             Total                          $   12.8     $    3.7     $    8.3
                                            ========     ========     ========

Total Assets
        Americas                            $  306.2     $  180.7     $  168.7
        Europe                                 139.7        143.9        163.6
        Asia                                   132.5        156.6        165.5
                                            --------     --------     --------
             Total                          $  578.4     $  481.2     $  497.8
                                            ========     ========     ========

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTE TO FINANCIAL STATEMENTS
                              (Dollars in Millions)

5. FINANCIAL INSTRUMENTS

     Derivatives - The Company currently uses forwards and option contracts to manage foreign currency risk and futures and options to manage commodity price risk. All gains and losses from changes in derivative fair values are deferred; therefore, derivatives have no carrying value. Derivatives used by the Company have an initial term of less than a year, and all currently hedged transactions are expected to occur within the next year. Because the Company hedges with instruments that have high correlation with the underlying transaction pricing, changes in derivative values are expected to be offset by changes in pricing.

     The following summarizes the underlying notional transaction amounts and fair values for outstanding derivatives, by risk category and instrument type, at August 31:

                                           1998                    1997
                                  -----------------------  -------------------
                                    Notional     Fair        Notional     Fair
                                     Amount      Value        Amount     Value
                                  ----------     -------   ----------    -----
 Foreign Currency:
  Forwards                             $ 2.5     $  -           $ 1.4    $  -
  Options                                 -         -             -         -
                                  ----------     -------   ----------    -----
                                         2.5        -             1.4       -
                                  ----------     -------   ----------    -----

Commodity Price:
  Futures                                2.3        0.3           -         -
  Options                                1.8       (0.1)          -         -
                                  ----------     -------   ----------    -----
                                         4.1        0.2           -         -
                                  ----------     -------   ----------    -----

Total of outstanding derivatives       $ 6.6     $  0.2         $ 1.4    $  -
                                  ==========     =======   ==========    =====

     The fair value of derivative financial instruments is the amount that Agribrands would receive or pay to terminate the specific agreements, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as currency exchange rates and remaining maturities.

     Concentration of Credit Risk - The Company does not have a material concentration of credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, generally short payment terms and their dispersion across geographic areas.

     Nonderivative Financial Instruments - Nonderivative financial instruments include cash equivalents, marketable securities, and short-term and long-term debt. Due to the nature of cash equivalents and marketable securities, carrying amounts on the balance sheet approximate fair value.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTE TO FINANCIAL STATEMENTS
                              (Dollars in Millions)

     Agribrands has borrowings in numerous countries under a variety of terms and arrangements. Due to the number of countries involved and the availability of information about market value of debt in these countries, it is not practicable to determine the market value of such debt of Agribrands at August 31, 1998.

6.       INCENTIVE COMPENSATION PLANS

     Under terms of the Company's 1998 incentive stock plan, officers, directors and employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The plan also authorizes the issuance of stock appreciation rights (SARs) settled by cash payment. Options and SARs generally vest over five years and have a maximum term of 10 years. At August 31, 1998, there were 1.5 million shares available for future awards under the plan.

     The Company recognizes compensation expense for SARs based on the amount that the Company's common share price exceeds the exercise price. At August 31, 1998, there were 98,500 SARs outstanding. No compensation expense was recognized for SARs in 1998 because the exercise prices of the SARs were greater than the year-end market price of the common shares.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Had compensation cost for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table.



                                                             1998
                                                         ------------
Reported net earnings                                      $ 13.8
Pro forma net earnings                                       12.8

Reported diluted earnings per share                        $ 1.29
Pro forma diluted earnings per share                         1.20


     The fair value of options granted (which is amortized to expense over the options vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:



                                                            1998
                                                     -----------------
Risk-free interest rate                                 5.6% to 5.7%
Expected life of option                                   9 years
Expected volatility of Agribrands stock                     30.0%
Expected dividend yield on Agribrands stock                  0.0%

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTE TO FINANCIAL STATEMENTS
                              (Dollars in Millions)

     The weighted average fair value of options granted during 1998 is as follows:





                                                           1998
                                                        ----------
Fair value of each option granted                        $ 18.62
Total number of options granted (in millions)               1.12
                                                         -------
Total fair value of options granted (in millions)        $  20.9
                                                         =======

     The following table summarizes stock option plan activity:

-------------------------------------------------------------------------------------------
                                                    Wtd. Avg.                   Wtd. Avg.
                                                    Exercise       Options      Exercise
                                       Options       Price       Exercisable      Price

Balance at March 31, 1998                    -      $   -              -        $   -
Granted                               1,122,500        36.41           -            -
Exercised                                    -          -              -            -
Cancelled                                (7,500)       34.25           -            -
                                      ----------    --------      ---------     ---------
Balance at August 31, 1998            1,115,000     $  36.43           -        $   -
                                      =========     ========      =========     =========

     A summary of stock options currently outstanding and exercisable at August 31, 1998 is presented below:


                              Options Outstanding        Options Exercisable

                           Wtd. Avg.        Wtd. Avg.                  Wtd. Avg.
Range of                   Remaining        Exercise                   Exercise
     Prices    Number         Life            Price     Number           Price

$34-37         1,115,000   10 years         $ 36.43       -            $  -


                         AGRIBRANDS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in millions)


7.       PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     Certain foreign employees are covered by defined benefit plans, some of which are required by local law or coordinated with government-sponsored plans. These plans generally provide retirement or severance benefits based on years of service and compensation. In addition, substantially all U.S. administrative employees participate in the Company's defined contribution plan.

     Prior to the Distribution Date, most U.S. employees participated in Ralston's noncontributory defined benefit plan. The costs of this plan allocated to the Company based on employee population were $0.2, $0.3 and $0.2 in the years ended August 31, 1998, 1997 and 1996, respectively.

     Pension cost and other retirement savings plan costs included the following components for the years ended August 31:



                                                        1998     1997      1996
                                                       ------    ------   ------
Defined benefit plans
     Service cost for benefits earned during the year  $ 5.1     $ 4.2    $ 4.2
     Interest cost on projected benefit obligation       2.2       2.4      2.4
     Return on plan assets                              (1.0)     (6.7)    (4.0)
     Net amortization and deferral                      (2.0)      3.6      1.0
                                                       -----     -----    -----
Total defined benefit plans                              4.3       3.5      3.6
Defined contribution plans                               0.1        -        -
                                                       -----     -----    -----
            Total                                      $ 4.4     $ 3.5    $ 3.6
                                                       ======    =====    =====

The following table presents the funded status of the principal defined benefit plans and amounts recognized in the balance sheet at August 31:

                                                    1998              1997
                                                  -------------   --------------
Actuarial present value of:
    Vested benefits                                 $ (10.8)          $ (19.0)
    Nonvested benefits                                 (0.3)               -
                                                    --------          --------
    Accumulated benefit obligation                    (11.1)            (19.0)
    Effect of future salary increases                  (7.0)             (9.1)
                                                    --------          --------
    Projected benefit obligation                      (18.1)            (28.1)
Plan assets at fair value                              14.7              36.8
                                                    --------          --------
Funded status                                          (3.4)              8.7
Unrecognized net loss (gain)                            1.7              (1.3)
Unrecognized prior service cost                         0.6               0.7
Unrecognized net asset at transition, net of
     amortization                                      (0.4)             (3.2)
                                                    --------          --------

Net pension (liability) asset                       $  (1.5)          $   4.9
                                                    ========          ========

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (Dollars in millions)


     The assumptions used in determining the preceding information reflect weighted averages for the component plans and are as follows:

                                                              1998        1997
                                                              ----        ----
         Discount rate                                        8.3%        9.0%
         Rate of increase of future compensation levels       6.7%        7.3%
         Long-term rate of return on assets                   8.6%        9.2%

     The net pension (liability) asset disclosed above does not include balance sheet accruals for unfunded plans of $12.3 and $12.4 as of August 31, 1998 and 1997, respectively. These accruals approximate the actuarial present value of vested benefits for these plans or represent accrual amounts that comply with local regulations for required termination payments.

     In connection with the Distribution, in March 1998 Agribrands transferred to Ralston $9.7 of net pension asset previously allocated to the Agribrands Business in Canada.

     Prior to the Distribution Date, Ralston provided health care and life insurance benefits for a limited group of retired employees who met specified age and years of service requirements. Ralston also sponsored plans whereby certain management employees could defer compensation in exchange for cash benefits after retirement. The cost of these postretirement benefits has been allocated to Agribrands based on employee population and was $0.5 in the seven months ended March 31, 1998 and $0.8 in the years ended August 31, 1997 and 1996.


8.       PROVISIONS FOR RESTRUCTURING

     In 1998, Agribrands recorded provisions for restructuring which reduced earnings before income taxes by $3.0 and net earnings by $1.7. These charges represented primarily severance costs and fixed asset write-offs associated with the streamlining of Agribrands' operations in Europe. The restructuring provided for the severance of approximately 40 employees, most of whom were released prior to August 31, 1998. Provisions for restructuring in previous years related to closing of production facilities and reorganization of certain administrative functions. Severance costs related to these restructuring provisions were substantially paid by August 31, 1998.

     Components of the provisions for the years ended August 31 are as follows:

                                         1998           1997            1996
                                   -------------  --------------  --------------
Severance                                $2.2           $0.6            $7.1
Other cash costs                          0.1            0.4             1.2
Fixed asset writedown                     0.7            2.2             -
                                   -------------  -------------   -------------
                                         $3.0           $3.2            $8.3
                                   =============  ==============  ==============

                         AGRIBRANDS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in millions)


     The following summarizes activity within the restructuring reserves:

                                               1998         1997          1996
                                            ----------   -----------   ---------
Balance at beginning of year                 $  1.4        $  4.3       $  2.4
Provision during year                           3.0           3.2          8.3
Spending/fixed asset writedown during year     (3.1)         (6.1)        (6.4)
                                            ----------     -------      -------
Balance at end of year                         $1.3        $  1.4         $4.3
                                            ==========     =======      =======

         Most of the reserve balance is expected to be expended in 1999.


9.       OTHER (INCOME)/EXPENSE, NET

                                              1998           1997        1996
                                            ----------    ----------   ---------
Translation and exchange loss                $ 12.8        $  3.7       $  8.3
Investment income                              (5.2)         (4.2)        (3.6)
Write-off financing costs                       2.5            -            -
Other income                                     -             -          (1.4)
                                            --------       -------      -------
                                             $ 10.1        $ (0.5)      $  3.3
                                            ========       =======      =======

     In 1998, the Company incurred a $2.5 charge to write-off financing costs associated with a credit facility the Company elected not to close.


10.      INCOME TAXES

     The provisions for income taxes consisted of the following for the years ended August 31:

                                                  1998      1997        1996

                                                 -------   -------     -----
Currently payable:
     United States                               $   1.7   $   3.8     $  6.5
     Foreign                                        19.1      14.5        8.5
     Taxes on repatriation of foreign earnings       4.7       4.2        2.4
                                                 -------   -------     ------
        Total current                               25.5      22.5       17.4
                                                 -------   -------     ------
Deferred:
     United States                                  (0.2)       -          -
     Foreign                                        (4.9)      1.9       (3.4)
                                                 -------   -------     ------
        Total deferred                              (5.1)      1.9       (3.4)
                                                 -------   -------     ------
                                                  $ 20.4   $  24.4     $ 14.0
                                                 =======   =======     ======
The source of pre-tax earnings was:

                                                   1998      1997       1996
                                                 -------   -------     ------
     United States                               $   1.2   $   3.2     $ 12.2

     Foreign                                        33.0      29.9       12.7
                                                 -------    ------    -------
        Total                                    $  34.2   $  33.1     $ 24.9
                                                 =======     =====     ======

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTE TO FINANCIAL STATEMENTS
                              (Dollars in Millions)

     A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

                                                   1998       1997       1996
                                                  ------     -------    ------
Computed tax at federal statutory rate            $ 12.0     $ 11.6     $ 8.7
Increases (decreases) in taxes resulting from:
   Foreign tax rates other than domestic rate       (2.7)      (1.0)      1.4
   Change in valuation allowance                     3.0        6.9      (0.6)
   Taxes on repatriation of foreign earnings         4.7        4.2       2.4
   Other, net                                        3.4        2.7       2.1
                                                  ------     ------     -----
                                                  $ 20.4     $ 24.4     $14.0
                                                  ======     ======     =====

Deferred tax assets and deferred tax liabilities recorded on the balance sheet as of August 31, 1998 and 1997 are as follows:

                                                     1998         1997
                                                   -----------  ----------
Deferred Tax Liabilities:
     Depreciation and property differences           $   6.3      $   4.5
     Inventory differences                               6.2          5.0
     Retirement plans                                    2.3          3.6
     Other tax liabilities, current                      0.5          0.6
     Other tax liabilities, non-current                  9.2         10.5
                                                   -----------  ----------
        Gross deferred tax liabilities               $  24.5      $  24.2
                                                   -----------  ----------

Deferred Tax Assets:
     Tax loss carryforwards                          $ (13.9)     $  (3.8)
     Accrued expenses                                   (7.7)        (5.7)
     Tax credits                                        (5.7)        (3.8)
     Other tax assets, current                          (5.8)        (6.0)
     Other tax assets, non-current                      (8.2)        (6.2)
                                                   -----------  ----------
        Gross deferred tax (assets)                    (41.3)       (25.5)
     Valuation allowance                                19.5         10.9
                                                   -----------  ----------
Net deferred tax liabilities                         $   2.7      $   9.6
                                                   ===========  ==========

     Approximately $0.2 of tax loss carryforwards and tax credits expired in 1998. Future expiration of tax loss carryforwards and tax credits, if not utilized, are as follows: 1999 - none, 2000 - none, 2001 - $1.5, 2002 - $3.3,
2003 - $2.0 and beyond - $12.8. The valuation allowance is primarily attributed to certain tax loss carryforwards and tax credits outside the United States. In connection with the Distribution, in March 1998 Ralston transferred to Agribrands $5.6 of deferred tax assets, primarily tax loss carryforwards, and related valuation allowance.

     At August 31, 1998, approximately $78.0 of foreign subsidiary net earnings was considered permanently invested in those businesses. Accordingly, U.S.

                         AGRIBRANDS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              (Dollars in millions)

income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

     Prior to the Distribution Date, U.S. income tax payments, refunds, credits, provision and deferred tax components were allocated to Agribrands in accordance with Ralston's tax allocation policy. Such policy allocated tax components included in the consolidated income tax return of Ralston to Agribrands to the extent such components were generated by or related to Agribrands. Tax payments due on income earned prior to the Distribution Date are the responsibility of Ralston.

     Had Agribrands' income tax provision been calculated as if Agribrands was a single, stand-alone U.S. taxpayer during periods prior to the Distribution Date, the income tax provision would have been lower by approximately $1.1 in the seven months ended March 31, 1998 and $3.8 and $2.8 in the years ended August 31, 1997 and 1996, respectively.


11.      EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed using the average number of common shares outstanding during the period. Diluted EPS gives effect to the dilution that would occur if stock options were exercised. Basic and diluted EPS computations for the three years ended August 31 follow:


                                             1998         1997          1996
                                           ---------   ---------    -----------
  Numerator:
    Net earnings                          $     13.8   $       8.7   $      10.9
    Effect of dilutive securities               -             -               -
                                          ----------    ----------    ----------
    Net earnings - assuming dilution      $     13.8   $      8.7    $      10.9
                                          ==========   ===========    ==========

  Denominator:
    Weighted average shares outstanding   10,668,571    10,668,571    10,668,571
    Assumed conversion of stock options        -              -             -
                                          ----------    ----------    ----------
    Weighted average shares - assuming
       dilution                           10,668,571    10,668,571    10,668,571
                                          ==========   ===========   ===========

  Basic earnings per share                $     1.29   $       .82   $      1.02
                                          ==========   ===========   ===========

  Diluted earnings per share              $     1.29   $       .82   $      1.02
                                          ==========   ===========   ===========

     There were 10,668,571 shares of common stock outstanding at August 31, 1998 and the Distribution Date. The above EPS calculations assume 10,668,571 shares outstanding for all periods prior to the Distribution Date. As of August 31, 1998, stock options to purchase 1,115,000 shares of common stock were outstanding but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              (Dollars in millions)


12.      PREFERRED AND COMMON STOCK

     At August 31, 1998, 10,000,000 shares of $.01 par value preferred stock were authorized and unissued. The Company's Board of Directors is expressly authorized, prior to issuance, to set preferences, voting powers, annual dividend rates (if any) and other terms and conditions relating to the shares.

     The Company has been authorized to issue 50,000,000 shares of $.01 par value common stock as of August 31, 1998. There were 10,668,571 shares outstanding at August 31, 1998

     On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands common stock in open market transactions.


13.      RELATED PARTY ACTIVITY

     Prior to the Distribution Date, the Agribrands Businesses and RPI Consumer shared some general and administrative functions and distributed some product through a combined distribution network. Costs of these shared activities were allocated to the Company based on utilization or other methods which management believes to be reasonable. Total costs of these shared activities were $22.1 in the seven months ended March 31, 1998 and $46.0 and $56.9 in the years ended August 31, 1997 and 1996, respectively. Of such costs, allocations to Agribrands were $19.1 in the seven months ended March 31, 1998 and $38.7 and $40.8 in the years ended August 31, 1997 and 1996, respectively.

     Ralston also provided certain general and administrative services to the Agribrands Businesses including finance, legal, facilities and systems. These expenses were allocated to Agribrands based on utilization or other methods which management believes to be reasonable. These allocations were $1.2 in the seven months ended March 31, 1998 and $2.0 and $1.3 in the years ended August 31, 1997 and 1996, respectively.

     Agribrands receives technical service fees from non-consolidated affiliates which are carried under the equity method of accounting. Included in other income and expense is service fee income from such affiliates of $1.4 in 1996. Service fee income from non-consolidated affiliates was insignificant in 1998 and 1997.

     Included in Ralston Equity Investment are cumulative translation adjustments occurring in non-hyperinflationary countries of $71.0 at August 31, 1997, representing net devaluation of currencies relative to the U.S. Dollar over the period of investment. Also included in Ralston Equity Investment are accounts payable and receivable between Agribrands and Ralston and Agribrands borrowings from Ralston.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              (Dollars in millions)


14.      LEGAL AND ENVIRONMENTAL MATTERS

     The Company is subject to legal proceedings and claims arising out of its business that cover a wide range of matters, including trade regulation, contracts, environmental issues, product liability, patent and trademark matters, and taxes. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve highly complex questions of fact and law.

     In the fall of 1997, Agribrands' wholly owned subsidiary, Agribrands Philippines, Inc. (formerly Purina Philippines, Inc.), applied for renewal of a warehouse license to store corn and rice and by-products therefrom at its Pulilan facility. The Philippines National Food Authority ("NFA"), the governmental agency that administers the Philippines laws and regulations governing the corn and rice industry, advised Agribrands Philippines by letter dated October 31, 1997, that its license renewal application was denied. The letter cites Philippines legislation and regulations requiring that businesses operating in the corn and rice industry not have more than 40% foreign ownership. Since the NFA believes that Agribrands Philippines is in the corn and rice industry, they have requested Agribrands Philippines to file a divestment plan in order to comply with the 40% maximum foreign ownership requirement.

     Agribrands Philippines has appealed the denial of its license renewal, and on January 23, 1998, Agribrands Philippines received notification that it may operate its warehouse under a "provisional permit" pending the resolution of the appeal. The appeal has been transferred by Presidential Decree from the Office of the Secretary of Agriculture to the Office of the President. Agribrands Philippines believes it does not need a warehouse license, as it believes it is not engaged in the corn and rice industry as defined by law. Furthermore, Agribrands Philippines believes that it should not be subject to the NFA regulation based upon its original Board of Investments One Stop investment approval of a 100% foreign owned investment. Agribrands Philippines intends to pursue its appeal in the Philippines legal system.

     In the event that Agribrands Philippines is required to file a divestiture plan, it is expected, based on previous case precedents, that a plan would be approved that would permit the necessary divestiture over a considerable period of time.

     Various tax and labor claims have been asserted against the Agribrands Business in Brazil. The claims arose principally from monetary corrections made in connection with the institution of economic plans by prior Brazilian administrations to control inflation.

     On June 14, 1997, a claim seeking compensatory damages, punitive damages and damages under the U.S. Racketeer Influenced and Corrupt Organization Act totaling approximately $300 million was filed against Ralston Purina International Holding Company, Inc. ("RPIHCI"), a subsidiary of Ralston which was merged into Ralston. The plaintiff, Menichetti Fuente, a Chilean company, is the former partner with RPIHCI in a joint venture named Alimentos Purina Chile S.A. ("APCH"). This joint venture was originally formed in 1991 between RPIHCI and Menichetti Fuente which agreement was subsequently amended, effective March, 1993. The amended joint venture agreement by its terms lapsed as of December 31,

                         AGRIBRANDS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in millions


1996. This dispute has been submitted to arbitration in Santiago, Chile. Ralston and Agribrands have agreed that Agribrands will pay 80% and Ralston will pay 20% of any award or settlement and all costs related to this claim up to $2.5 million. Any amounts over $2.5 million will be shared equally. The claim is being vigorously defended and Agribrands believes that Ralston has numerous meritorious defenses.

     Ralston or local subsidiaries engaged in the Agribrands Business are parties to a number of other legal proceedings in various foreign jurisdictions arising out of the operations of the Agribrands Business. Agribrands will assume liability for these proceedings except to the extent liability is assumed by Ralston in connection with the Distribution.

     Many of the foregoing legal matters are in preliminary stages, involve complex issues of law and fact and may proceed for protracted periods of time. The amount of the eventual liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of Agribrands management, based upon the information presently known, as well as upon the limitation of certain of its liabilities under the Agreement and Plan of Reorganization between Ralston and Agribrands for the spin-off of Agribrands, the ultimate liability of Agribrands, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the financial position of Agribrands but could be material to results of operations or cash flows for a particular quarter or annual period.

15.      OTHER CONTINGENCIES AND COMMITMENTS

     Guarantees - At August 31, 1998, Agribrands had third party guarantees outstanding in the aggregate amount of approximately $12.0. These guarantees relate to financial arrangements with customers, suppliers and other business relations.

     Sale of Receivables - Agribrands sells certain of its trade accounts receivable and notes receivable to others subject to defined limited recourse provisions. The Company is responsible for collection of the accounts and remits the proceeds to the purchaser on a monthly basis. During 1998, Agribrands sold, on average, accounts receivable totaling $2.2 each month. At August 31, 1998, $1.7 of transferred receivables were outstanding and subject to recourse provisions.

     Other Commitments - Future minimum rental commitments under noncancellable operating leases in effect as of August 31, 1998 were: 1999 - $1.4, 2000 - $1.2, 2001 - $0.6, 2002 - $0.3, 2003 - $0.2 and thereafter - $0.2. Total rental expense for all operating leases was $7.1 in 1998, $10.8 in 1997 and $7.5 in 1996.


16.      NOTES PAYABLE

     Notes payable of $46.9 and $33.8 at August 31, 1998 and 1997, respectively, had a weighted average interest rate of 18.0% and 11.2%, respectively. At August

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              (Dollars in millions)

31, 1998, substantially all notes payable are denominated in local currencies and are due to banks. Compensating balance arrangements ensure future credit availability and do not restrict the withdrawal of funds. Under these arrangements, Agribrands maintained compensating bank balances of $21.6 and $5.6 at August 31, 1998 and 1997, respectively.

     On August 31, 1998, total unused uncommitted lines of credit were approximately $175.

17.      LONG-TERM DEBT

The detail of long-term debt as of August 31 follows:

                                                                  1998     1997
                                                                 -------  ------

Korean subsidiary, interest rate of 10.0%; due 1999               $ 5.8   $  8.8

Korean subsidiary, interest rate of 11.0%; open-ended maturity      3.7      7.3

Italian subsidiary, interest rate of 5.0%; due 2000                 3.2       -

Canadian subsidiary, weighted average interest rate of 4.1%
at August 31, 1997                                                   -      11.5

Colombian subsidiary, Libor + .25%, or 5.9% at August 31, 1997       -       4.5

Other long-term debt with interest rates ranging from 1.3% to
12.8%                                                         10.2     10.1
                                                             ------   ------
                                                              22.9     42.2
Less: Current Maturities                                      (8.7)   (19.4)
                                                             ------   ------
                                                             $14.2   $ 22.8
                                                             ======  =======

     Aggregate maturities of long-term debt are $5.7, $1.3, $1.8 and $0.2 for the years ending August 31, 2000 through 2003, respectively.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              (Dollars in millions)


18.      SUPPLEMENTAL BALANCE SHEET INFORMATION
                                                               August 31
                                                          1998           1997
                                                        ---------    ----------
Receivables (current)
     Trade                                             $  79.8         $  92.1
     Value added tax                                       6.9            12.1
     Receivable from Ralston                              12.9             -
     Other                                                13.8            20.0
     Allowance for doubtful accounts                     (10.4)           (9.8)
                                                       --------        --------
                                                       $ 103.0         $ 114.4
                                                       ========        ========

Inventories
     Raw materials and supplies                        $  77.8         $  89.7
     Finished products                                    21.0            22.3
                                                       --------        --------
                                                       $  98.8         $ 112.0
                                                       ========        ========

Investments and Other Assets
     Goodwill (net of accumulated amortization of      $  32.4         $  34.0
         $5.8 in 1998 and $4.1 in 1997)
     Investments in affiliated companies                   6.5             4.1
     Deferred charges and other assets                    12.0            16.1
                                                       --------        --------
                                                       $  50.9         $  54.2
                                                       ========        ========


Property, Plant and Equipment - net
     Land                                              $  11.0         $  12.2
     Buildings                                            81.8            68.7
     Machinery and equipment                             241.9           228.0
     Construction in progress                             12.2            20.7
                                                       --------        --------
                                                         346.9           329.6
     Accumulated depreciation                           (170.3)         (172.7)
                                                       --------        --------
                                                       $ 176.6         $ 156.9
                                                       ========        ========


Accounts Payable and Accrued Liabilities
     Trade accounts payable                            $  81.4         $ 107.2
     Incentive compensation, salaries and vacations       15.8            14.8
     Restructuring reserves                                1.3             1.4
     Other items                                          34.3            39.3
                                                       --------        --------
                                                       $ 132.8         $ 162.7
                                                       ========        ========


Other Liabilities
     Retirement and other employee benefits            $  20.3         $  16.2
     Minority interests                                    2.7             2.7
     Other                                                 1.9             8.4
                                                       --------        --------
                                                       $  24.9         $  27.3
                                                       ========        ========

                         AGRIBRANDS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in millions)

19.      ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                             1998         1997          1996
                                         -----------  ------------  ------------
Balance, beginning of year                $  9.8         $  7.2        $  4.5
Provision charged to expense                 6.4            4.6           3.8
Write-offs, less recoveries                 (4.0)          (1.0)         (0.7)
Translation adjustment                      (1.8)          (1.0)         (0.4)
                                          -------        -------       -------
Balance, end of year                      $ 10.4         $  9.8        $  7.2
                                          =======        =======       =======


20.      SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

                                            1998           1997         1996
                                         -----------  ------------  ------------
Interest paid                             $ 11.8         $ 10.4        $ 11.6
                                          =======        =======       =======
Income taxes paid                         $ 22.6         $ 21.1        $ 14.2
                                          =======        =======       =======

                         AGRIBRANDS INTERNATIONAL, INC.
                         QUARTERLY FINANCIAL INFORMATION
                   (Dollars in millions except per share data)
                                  (unaudited)


         The results of any single quarter are not necessarily indicative of Agribrands' results for the year. The following tables assume 10.7 million shares outstanding for all periods prior to the Distribution Date.

Fiscal 1998
                                     First      Second      Third       Fourth
                                    --------   ---------   ---------   ---------
Net sales                           $ 374.8     $ 333.0     $ 351.1     $ 351.2
Gross profit                           56.1        46.4        46.7        53.7
Net earnings (a)                        4.0         2.0         3.4         4.4

Basic earnings per share (a)            .37         .19         .32         .41
Diluted earnings per share (a)          .37         .19         .32         .41

(a) Net earnings and earnings per share were reduced by the following amounts due to provisions for restructuring:

                                    First      Second       Third       Fourth
                                   ---------  ---------    --------    ---------
  Net earnings                         -        $   1.1          -      $    .6

  Basic earnings per share             -            .10          -          .06
  Diluted earnings per share           -            .10          -          .06



Fiscal 1997
                                     First     Second       Third       Fourth
                                    --------  ---------    --------    ---------
Net sales                           $ 390.0     $ 363.1     $ 375.5     $ 399.0
Gross profit                           54.1        50.7        51.6        49.2
Net earnings (b)                        7.0         1.2         6.6        (6.1)

Basic earnings (loss) per share (b)     .65         .12         .62        (.57)
Diluted earnings (loss) per share (b)   .65         .12         .62        (.57)

(b) Net earnings and earnings per share in 1997 were reduced by the following amounts due to provisions for restructuring:

                                    First      Second      Third        Fourth
                                   --------   --------    --------     ---------
  Net earnings                         -          -           -        $    3.2

  Basic earnings per share             -          -           -             .30
  Diluted earnings per share           -          -           -             .30

                         AGRIBRANDS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in millions)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and the information appearing under "Compliance with Section 16(a) of the Exchange Act" will be contained in The Notice of the 1999 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14-A, is incorporated herein by reference.

     The executive officers of the Company are listed under Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Nominating and Compensation Committee Report on Executive Compensation", "Performance Graph", "Stock Ownership" and the remuneration information under "Directors Meetings, Committees and Fees" will be contained in The Notice of the 1999 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14-A, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership" will be contained in The Notice of the 1999 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14-A, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing under "Compensation Committee Interlocks and Insider Participation" will be contained in The Notice of the 1999 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14-A, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1.)  Financial Statements

     The following financial statements are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Balance Sheet - for years ended August 31, 1998 and 1997

     Consolidated Statement of Earnings - for years ended August 31, 1998, 1997 and 1996

     Consolidated Statement of Shareholders Equity - for years ended August 31, 1998,1997 and 1996

     Consolidated Statement of Cash Flows - for years ended August 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

(a)(2.)  Financial Statement Schedules

     All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(a)(3.) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K)

     2.1 Agreement and Plan of Reorganization (Filed as Exhibit (10)(i) to the Company's 10-Q filed for the Quarter Ending February 28, 1998)

     3.1  Articles of Incorporation of Agribrands International,  Inc. (Filed as
          Exhibit 3.1 to the Company's Registration Statement on Form 10 dated February 9, 1998)

     3.2 Bylaws of Agribrands International, Inc. (Filed as Exhibit 3.2 to the Company's Registration Statement on Form 10 dated February 9, 1998)

     4.1 Rights Agreement (Filed as Exhibit 4.1 to the Company's Registration Statement on Form 10 dated February 9, 1998)

     10.1 Technology Transfer and License Agreement (Filed as Exhibit (10)(ii) to the Company's Form 10-Q for the Period Ending February 28, 1998)

     10.2 Trademark Agreement (Filed as Exhibit (10)(iii) to the Company's Form 10-Q for the Period Ending February 28, 1998)

     10.3 Credit Agreements (Long and Short Term) (Filed as Exhibit (10)(iv) to the Company's Form 10-Q for the Period Ending February 28, 1998)

     10.4 Tax  Sharing   Agreement  (Filed  as  Exhibit  2.2  to  the  Company's
          Registration Statement on Form 10 dated March 19, 1998)

     10.5 Bridging Agreement (Filed as Exhibit 2.3 to the Company's Registration Statement on Form 10 dated March 19, 1998)

     *10.6 Incentive   Stock  Plan  (Filed  as  Exhibit  10.1 to  the  Company's
           Registration Statement on Form 10 dated March 19, 1998)

     *10.7 Form of Management Continuity Agreement (Filed as Exhibit 10.3 to the
           Company's Registration Statement on Form 10 dated February 9, 1998)

     *10.8 Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 dated March 19, 1998)

     *10.9 Form of Non-Qualified Stock Option Agreement dated May 12, 1998, with
           Chief Executive Officer of the Company (Filed as Exhibit 10.1 to Company's Form 10-Q for the Period Ending May 31, 1998)

     *10.10 Form of Non-Qualified Stock Option Agreement dated May 29, 1998, with certain executive officers of the Company (Filed as Exhibit
            10.2 to the Company's Form 10-Q for the Period Ending May 31, 1998)

     10.11 First Amendment to Agreement and Plan of Reorganization dated May 29, 1998

     *10.12 Form of Notice of Stock Appreciation Right dated May 29, 1998

     *10.13 Form of Indemnification Agreement between the Company and its Directors

     *10.14 Form of Indemnification Agreement between the Company and its executive officers

     *10.15 Financial Planning Reimbursement Program

     *10.16 Form of Split Dollar Life Insurance Agreement

     *10.17 Form of letter amending the May 29, 1998 Non-Qualified  Stock Option
            Agreements

     21   Subsidiaries of the Company

     27   Financial Data Schedule

     *Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended August 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Agribrands International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AGRIBRANDS INTERNATIONAL, INC.

                                        /s/ William P. Stiritz
                                        -----------------------------------
                                        William P. Stiritz
                                        Chairman of the Board,
                                        Chief Executive Officer and President

Date:  October 29, 1998


     KNOW ALL MEN BY THESE PRESENTS, that the below-named director of Agribrands International, Inc. whose signature appears below constitutes and appoints M. J. Costello and W. P. Stiritz and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                               DATE

/s/ William P. Stiritz             Chairman of the Board,       October 29, 1998
---------------------              Chief Executive Officer,
William P. Stiritz                 and President

/s/ David R. Wenzel                Chief Financial Officer      October 29, 1998
----------------------
David R. Wenzel

/s/ Douglas W. Faust               Controller (Chief            October 29, 1998
----------------------             Accounting Officer)
Douglas W. Faust

/s/ David R. Banks                 Director                     October 29, 1998
----------------------
David R. Banks

/s/ Jay W. Brown                   Director                     October 29, 1998
----------------------
Jay W. Brown

/s/ M. Darrell Ingram              Director                     October 29, 1998
----------------------
M. Darrell Ingram

/s/ H. Davis McCarty               Director                     October 29, 1998
----------------------
H. Davis McCarty

/s/ Joe R. Micheletto              Director                     October 29, 1998
----------------------
Joe R. Micheletto

/S/ Martin K. Sneider              Director                     October 29, 1998
----------------------
Martin K. Sneider