Form 10-Q
period 1998-11-30
AGRIBRANDS INTERNATIONAL INC
filed 1999-01-12
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended November 30, 1998

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

                                YES: X NO: _____


Number of shares of Agribrands common stock, $.01 par value, outstanding as of the close of business on January 12, 1999:

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


         Agribrands International, Inc. (the "Company") is a leading international producer and marketer of formula animal feeds and other agricultural products. Prior to April 1, 1998, the Company was a wholly-owned subsidiary of Ralston Purina Company ("Ralston"). On that date, Ralston distributed the common stock of the Company to its shareholders in a tax-free spin-off. The Company is a successor to Ralston's over 100 years of experience in the animal feeds and agricultural products industry.

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

Key Measures for Understanding the Business

         Agricultural product sales prices and percent of sales gross profit margins are directly influenced by changes in the underlying commodity prices for raw materials used to formulate animal feeds. The feed industry generally prices products on the basis of aggregate ingredient cost plus a fixed margin, rather than a gross margin percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through changes in the Company's product pricing. Income over ingredient cost ("IOIC"- which is equal to net sales minus cost of ingredients), rather than sales dollars, is the key indicator of sales performance because of the distortions in sales dollars caused by changes in commodity prices. In addition to gross IOIC, IOIC per ton sold is another key measure used by management to evaluate trends.


         The Company manufactures and sells its products in countries around the world, including several countries whose currencies have tended to weaken against the U.S. Dollar. Currency fluctuations are usually not the cause of significant variations in average selling prices and IOIC when translated into U.S. Dollars. Therefore, gross sales and IOIC are generally not impacted by currency fluctuations, unless the macro-economic circumstances generating the currency fluctuations impact volume. Generally, efficient, dollar-driven global ingredient markets cause local currency ingredient prices to adjust quickly to changes in exchange rates. Due to the usually quick turnover of ingredient inventories and the industry's practice of pricing based on a margin over ingredient costs, such changes in local currency costs are soon reflected in the local currency price of feed products. For these reasons, changes in the dollar cost of ingredients globally have a greater impact on the Company's dollar translated selling prices than changes in exchange rates.


RESULTS OF OPERATIONS - DOLLARS IN MILLIONS

                                                Consolidated     Americas        Europe          Asia

Quarter Ended November, 1998:
Net Sales                                       $332.4           $149.3           $95.5           $87.6
Operating Profit                                 $21.9(a)          $9.4            $5.8            $9.6

Tons of feed product sold (in thousands)         1,278              557             392             329
Income over Ingredient Costs                     $94.9            $40.3           $32.1           $22.5


Quarter Ended November, 1997:
Net Sales                                       $374.8           $156.2          $102.1          $116.5
Operating Profit                                 $17.0(a)          $7.6            $2.1           $10.0

Tons of feed product sold (in thousands)         1,301              524             393             384
Income over Ingredient Costs                     $92.1            $35.2           $29.3           $27.6


(a) Consolidated operating profit includes unallocated corporate expenses, provisions for restructuring and gains on sale of property. Refer to the
Geographic Segment Information in the notes to the condensed financial statements for a reconciliation of consolidated operating profit.


Net Sales

         Consolidated net sales for the three months ended November 30, 1998 decreased $42.4 million, or 11.3%, to $332.4 million compared to $374.8 million for the same period last year. Volume decreased 23,000 tons, or 1.8%, to 1,278,000 tons for the first quarter compared to 1,301,000 tons for last year's first quarter. The decline in net sales was primarily the result of lower dollar translated selling prices reflecting lower commodity costs relative to the same period last year, consistent with the feed industry's practice of adjusting prices to achieve relatively stable unit margins. The decrease in volume is due primarily to the financial crisis in Asia which began last year after the first quarter was completed. Asia's decline in volume was mostly offset by an increase in volume in the Americas.


         Net sales in the Americas decreased $6.9 million, or 4.4%, to $149.3 million for the three months ended November 30, 1998 from $156.2 million for the same period last year. Average selling prices declined $30 per ton compared to the same period last year as a result of lower ingredient costs. The loss in revenue per ton was partially offset by a 6.3% increase in volume, primarily in Mexico's shrimp and hog feed business.

         Net sales in Europe decreased $6.6 million, or 6.5%, to $95.5 million for the three months ended November 30, 1998 from $102.1 million for the same period last year. Average selling prices declined $16 per ton reflecting lower ingredient costs, consistent with the feed industry's practice of adjusting prices to achieve relatively stable unit margins. Europe's first quarter volume was flat compared to last year.

         Net sales in Asia decreased $28.9 million, or 24.8%, to $87.6 million for the three months ended November 30, 1998 from $116.5 million for the same period last year due to both lower volume and lower selling prices. Volume for the Asia region was down 55,000 tons, or 14.3%, compared to last year due to a shrinking feed market following the financial crisis which occurred in the region last year after the first quarter was completed. Average selling prices declined $37 per ton compared to the same period last year reflecting lower ingredient costs.

Operating Profit

         Consolidated operating profit increased $4.9 million, or 28.8%, to $21.9 million for the three months ended November 30, 1998 from $17.0 million for the same period last year. Operating profit increased significantly as improved margins and increased volume in the Americas region and better results from Europe more than offset a small decline in the Asia region.

         Operating profit in the Americas increased $1.8 million, or 23.7%, to $9.4 million for the three months ended November 30, 1998 from $7.6 million for the same period last year. The improvement in operating profit occurred mainly in Mexico and Venezuela where the Company experienced increased volume in the shrimp, hog and broiler lines and favorable ingredient costs. IOIC in the Americas improved $5.1 million, or 14.5%; however, these gains were mostly offset by higher production and overhead costs in Mexico and a $1.8 million charge incurred to settle a claim by a former joint venture partner in Chile. See the notes to the condensed financial statements for more information concerning the settlement of this claim.

         Operating profit in Europe increased $3.7 million, or 176.2%, to $5.8 million for the three months ended November 30, 1998 from $2.1 million for the same period last year. Costs for feed ingredients in the region decreased $9.4 million, or $24 per ton, reflecting the decline in worldwide commodity prices compared to the same period last year. Despite no change in volume, IOIC improved by $2.8 million, or 9.6%, because average selling prices declined less than average ingredient costs. The operations in Hungary continue to be the largest contributor to earnings in the region; however, the operations in France, Italy and Spain accounted for most of the improvement in operating profit for the first quarter.

         Operating profit in Asia decreased $0.4 million, or 4.0%, to $9.6 for the three months ended November 30, 1998 from $10.0 million for the same period last year. Costs for feed ingredients in the region decreased $23.8 million, or $34 per ton, reflecting the decline in worldwide commodity prices. IOIC declined $5.1 million, or 18.5%, compared to the first quarter last year. The decline in IOIC was largely offset by a $4.7 million reduction in production and overhead costs. Nearly all of this cost reduction occurred in Korea where the local currency devalued against the U.S. Dollar by approximately 25% compared to the same period last year and expenditures on advertising and promotional items were cut back in response to the financial crisis.

         Asian feed markets shrank following the financial crisis in the region, particularly in Korea which represented approximately 70% of the Company's Asian sales volume during the first quarter. Reduced demand for meat products caused wholesale meat prices to settle near or below production costs. This has restricted the Korean operations' ability to maintain volume and margins, particularly in its largest product category - hog feed. In spite of this difficult economic environment, the overall Korean operations have remained profitable through cost reductions and the introduction of new products into the marketplace.

Earnings Before Income Taxes

         Earnings before income taxes increased $12.3 million, or 130.9%, to $21.7 million for the three months ended November 30, 1998 from $9.4 million for the same period last year.

         Interest  expense  totaled  $2.9  million  for the three  months  ended
November 30, 1998 compared to $3.1 million for the same period last year. The decrease is due to lower levels of debt outstanding during the current period.

         Other income/expense, net, changed favorably by $7.2 million for the three months ended November 30, 1998 compared to the same period last year. Translation and exchange losses were substantially higher for the first quarter last year as a result of foreign currency exchange losses on U.S. Dollar denominated debt in Korea and Colombia and translation losses on local currency denominated net monetary assets in Mexico, where the Company uses hyper-inflationary accounting. Investment income was $1.6 million higher for the three months ended November 30, 1998 due to higher levels of interest bearing investments.

Net Earnings

         Net earnings increased $7.1 million, or 177.5%, to $11.1 million for the three months ended November 30, 1998 from $4.0 million for the same period last year. Income taxes, which included United States and foreign taxes, were 48.8% of pre-tax earnings for the current period and 57.4% last year. The lower effective rate for the current quarter resulted from changes in the earnings mix including a significant reduction of foreign losses in countries for which no tax benefit could be currently recognized.

Financial Condition

         Cash flows from operations were $29.7 million and $7.0 million for the three months ended November 30, 1998 and 1997, respectively. The significant increase in operating cash flows between the two periods resulted from the improvement in earnings and changes in inventory levels during the respective periods. Inventory levels declined during the three months ended November 30, 1998 due to better than expected sales volume for the quarter with most of the decline occurring in Korea, Mexico and Colombia. Conversely, inventory levels had increased during the three months ended November 30, 1997 with most of the increase occurring in Venezuela and Korea.

         Capital   expenditures,   primarily  to  replace  or  enhance  existing
production facilities and equipment, totaled $7.4 million and $10.9 million for the three months ended November 30, 1998 and 1997, respectively.

         The Company's subsidiaries generally fund their working capital needs through short-term borrowings provided by local country banks and branches of multi-national banks. Intercompany loans are also used by the Company and have the effect of reducing external local borrowing costs by more than the opportunity cost of lower U.S. invested reserves.

         Cash on hand, cash flow from operations and borrowings under various lines of credit are Agribrands' primary sources of liquidity. Management has a strong focus on cash flow and the effective use of excess cash flow. The combined operating, cash and equity position of Agribrands should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

         On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands common stock in open market transactions at management's discretion and depending on market conditions. The Company has not yet purchased any shares under this authorization.

Year 2000 Costs

         Many computer systems and other systems with embedded chip technology process dates based on two digits for the year of a transaction rather than a full four digits. These systems are unable to properly process dates in the year 2000 and beyond. Agribrands utilizes a number of computer systems across its entire worldwide operation. The Company has identified its significant software coding issues related to the year 2000 date recognition for key financial and operational systems. The Company has already resolved the year 2000 matter at a number of its locations and plans to continue resolving the matter through either replacement of existing systems with new year 2000 compatible systems or reprogramming existing systems. The Company incurred costs of approximately $0.2 million in the quarter ended November 30, 1998 for year 2000 reprogramming of existing systems. Year 2000 reprogramming costs were negligible in the quarter ended November 30, 1997. To make all of its systems year 2000 compliant, the Company estimates incurring an additional $0.5 million of reprogramming costs and spending an additional $1.5 million on replacement hardware and software. Completion of all reprogramming, hardware and software replacement, and appropriate testing is expected to occur by August 31, 1999. All costs related to the reprogramming of existing systems for the year 2000 issue are
expensed as  incurred.    Hardware and  software  replacement  costs will be
capitalized.

         Based on the Company's efforts to date, management believes that its key computer systems and other systems containing embedded chip technology will be year 2000 compliant before the turn of the millennium. The Company has identified its key customers and suppliers and is working with them to obtain assurances that their systems are year 2000 compliant. However, the Company does not have any control over these third parties and, as a result, cannot currently determine to what extent future operating results may be adversely effected by the failure of these third parties to successfully address their year 2000 issues. In addition, the Company operates in sixteen countries on four continents at various stages of economic development and is dependent on systems operated by governments, financial institutions, utilities, communications suppliers and others in each of these countries. The failure of any of such infrastructural systems to be year 2000 compliant could disrupt the Company's business for a period of time and if not quickly resolved could have a material adverse effect on the Company. The Company is currently in the process of developing contingency plans in the event of substantial year 2000 failures. The Company believes that its geographic diversification and transactional independence between business units helps to limit the risk associated with isolated business interruptions.

European Economic Monetary Union

         On January 1, 1999, eleven of the European Union countries (including four countries where Agribrands' operations are located) adopted the Euro as their single currency, and there is now a fixed conversion rate between their existing currencies ("legacy currencies") and the Euro. Following the introduction of the Euro, the legacy currencies will remain legal tender in the participating countries during the transition period from January 1, 1999 through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

         The Company's key financial information systems in Europe are equipped to process both Euro and legacy currency transactions during the transition period from January 1, 1999 through January 1, 2002; however, they are not equipped to handle the July 1, 2002 withdrawal of all legacy currencies. As part of an initiative to make all of the Company's key financial systems consistent across the organization, management is planning to replace these old systems with a new system that can handle the July 1, 2002 mandatory conversion to the Euro. All costs associated with the new system will be capitalized. The Company has not incurred any reprogramming costs in connection with the conversion to the Euro and does not anticipate incurring any such costs in the future. From a broader business perspective, conversion to the Euro may cause pricing disparities in different markets to narrow, lowering the Company's margins. The Company believes the conversion to the Euro will not have a material impact on the Company's consolidated financial results.

Mexico's Status as a Highly Inflationary Economy

         The Company's operations in Mexico currently use the U.S. Dollar as their functional currency. Effective March 1, 1999, Mexico will cease to be considered a highly inflationary economy. After that date, the Company's Mexican affiliate will no longer be required to maintain the U.S. Dollar as its functional currency. Management is currently considering whether it is appropriate to change the functional currency for its operations in Mexico to the Mexican Peso based on the guidance in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."

Outlook

         As noted earlier, pricing in the animal feed industry around the world is generally driven directly by the cost of the ingredients used to make feed. The industry is highly fragmented in most places around the world and feed prices tend to adjust quickly to achieve levels where producers are provided a stable return on the assets employed in processing feed. In effect, feed producers are paid a fee for the "service" of grinding, mixing, and processing commodity and other ingredients and are reimbursed for the presumed cost of the ingredients. These dynamics generally lead to stable unit margins.

         The current quarter's results reflect higher than normal unit margins. Management believes a portion of the variance from normal margins is an increased premium over industry margins by virtue of cost advantages over competition achieved through effective purchasing. However, it also appears that the average industry margin was higher due to unusual circumstances in the commodity markets. Management believes that the recent sharp drop in commodity costs (principally soy and corn) after more than a year of declining commodity costs generated a situation where the industry did not fully reduce its prices for feed to reflect the lower costs.

         Both of these circumstances are believed to be short-term effects. As commodity prices stabilize, industry margins should return to normal. As a result, management anticipates future unit margins to move toward historical averages. For this reason and the likelihood of lower comparisons continuing, management does not expect to maintain the operating profit level achieved in the first quarter. On a consolidated basis, operating profit results for the remainder of the fiscal year should compare more closely with the same periods in prior years. Based on current trends, Europe should continue to improve on prior year results, offset by continued weakness in Asia. There is no particular basis for expecting the Americas to perform differently than in the prior year, but results remain highly sensitive to fragile macro-economic conditions in the region.

         Net earnings results are more difficult to forecast due, in particular, to the unpredictability of translation and exchange gains and losses as a result of volatile exchange rates and changing capital structures within the foreign affiliates. Currently, the Company's most significant exposures to translation and exchange gains and losses impacting net earnings are in Canadian Dollars, Mexican Pesos and Korean Won. With respect to income taxes, the Company's consolidated effective rate is expected to track close to the 49% rate achieved in the first quarter.

Forward-looking Statements & Business Risks

         Certain statements in this report are "forward-looking statements" within the meaning of the federal securities law. This includes statements concerning plans and objectives of management relating to Agribrands' operations or economic performance, and assumptions related thereto. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual events or results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the Company's limited operating history as an independent public company, its obligations to Ralston (such as its indemnification obligations, pet food non-compete and tax sharing obligations), changes in general economic and business conditions (including agricultural markets) in the various regions of the world in which Agribrands operates, Agribrands' ability to recover its raw material costs in the pricing of its products, the availability of capital and ingredients on acceptable terms, actions of competitors and government entities, political and economic instability in countries or regions where the Agribrands business is conducted, the level of demand for Agribrands' products and change in Agribrands' business strategies.

         Agribrands, as a supplier of animal feeds and other animal health and nutrition products, is also subject to the risks and uncertainties associated with the animal production industry and the resulting fluctuations in demand for Agribrands' products. The animal production industry in a particular country can be negatively affected by a number of factors, including macro-economic conditions, weather conditions, commodity prices, price controls, alternative feed sources, the market price of livestock, poultry and other animals, animal diseases (such as BSE or mad cow disease, hoof and mouth and avarian flu), changes in consumer demand, real estate values, government farm programs and other government regulations, restrictive quota and trade policies and tariffs, production difficulties, including capacity and supply constraints, labor disputes and general economic conditions.

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

--------------------------------------------------------------------------------


                         AGRIBRANDS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                            Quarter ended
                                                            November 30,
                                                      --------------------------
                                                        1998              1997
                                                      --------          --------

Net Sales                                             $ 332.4           $ 374.8
Costs and Expenses
    Cost of products sold                               273.7             318.7
    Selling, general and administrative                  36.8              39.5
    Interest                                              2.9               3.1
    Gain on sale of property                              -                (0.4)
    Other (income)/expense, net                          (2.7)              4.5
                                                      --------          --------
                                                        310.7             365.4
                                                      --------          --------
Earnings before Income Taxes                             21.7               9.4
Income Taxes                                             10.6               5.4
                                                      --------          --------
Net Earnings                                          $  11.1           $   4.0
                                                      ========          ========
Earnings Per Share
    Basic                                             $  1.04           $   .37
                                                      ========          ========
    Diluted                                           $  1.03           $   .37
                                                      ========          ========



            See Accompanying Notes to Condensed Financial Statements


================================================================================


                         AGRIBRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (CONDENSED - DOLLARS IN MILLIONS)

                                                          November 30,      August 31,
                                                              1998               1998
                                                           -----------      -----------
Assets
Current Assets
    Cash and cash equivalents                             $   163.1         $   136.5
    Marketable securities                                       1.5               1.5
    Receivables, less allowance for doubtful accounts         105.1             103.0
    Inventories                                                89.6              98.8
    Other current assets                                       13.0              11.1
                                                          ----------        ----------
      Total Current Assets                                    372.3             350.9
                                                          ----------        ----------

Investments and Other Assets                                   55.0              50.9

Property at Cost                                              359.9             346.9
Accumulated Depreciation                                     (176.6)           (170.3)
                                                          ----------        ----------
                                                              183.3             176.6
                                                          ----------        ----------

        Total                                             $   610.6         $   578.4
                                                          ==========        ==========

Liabilities and Shareholders Equity
Current Liabilities
    Current maturities of long-term debt                  $     9.1         $     8.7
    Notes payable                                              50.4              46.9
    Accounts payable and accrued liabilities                  138.6             132.8
    Income taxes                                               13.7               8.8
                                                          ----------        ----------
      Total Current Liabilities                               211.8             197.2
                                                          ----------        ----------

Long-Term Debt                                                 14.6              14.2
Deferred Income Taxes                                           4.1               2.7
Other Liabilities                                              25.8              24.9

Shareholders Equity
    Common stock                                                 .1                .1
    Capital in excess of par                                  419.5             419.5
    Retained earnings                                          17.2               6.1
    Cumulative translation adjustment                         (82.5)            (86.3)
                                                          ----------        ----------
      Total Shareholders Equity                               354.3             339.4
                                                          ----------        ----------

        Total                                             $   610.6         $   578.4
                                                          ==========        ==========

            See Accompanying Notes to Condensed Financial Statements



                         AGRIBRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (CONDENSED - DOLLARS IN MILLIONS)

                                                                 Three Months ended
                                                                    November 30,
                                                             -------------------------
                                                                1998            1997
                                                             -----------      --------
Cash Flow from Operations
    Net earnings                                             $   11.1         $   4.0
    Non-cash items included in income
       Depreciation and amortization                              5.7             5.0
       Translation and exchange (gain)/loss                      (0.1)            5.6
       Deferred income taxes                                      1.4             2.0
       Gain on sale of property                                   -              (0.4)
    Changes in operating assets and liabilities used in          15.7            (9.4)
       operations
    Other, net                                                   (4.1)            0.2
                                                             ---------        --------
                   Net cash provided by operations               29.7             7.0
                                                             ---------        --------

Cash Flow from Investing Activities
    Property additions                                           (7.4)          (10.9)
    Proceeds from the sale of property                            0.7             0.7
    Other, net                                                    0.1            (1.7)
                                                             ---------        --------
               Net cash used by investing activities             (6.6)          (11.9)
                                                             ---------        --------

Cash Flow from Financing Activities
    Proceeds from sale of long-term debt                          0.2             0.8
    Principal payments on long-term debt, including current
        maturities                                               (0.4)           (1.1)
    Net increase in notes payable                                 3.2            23.6
    Net transactions with Ralston                                 -             (10.4)
                                                             ---------        --------
               Net cash provided by financing activities          3.0            12.9
                                                             ---------        --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents      0.5            (3.0)
                                                             ---------        --------
Net Increase in Cash and Cash Equivalents                        26.6             5.0
Cash and Cash Equivalents, Beginning of Period                  136.5            25.2
                                                             ---------        --------
Cash and Cash Equivalents, End of Period                     $  163.1          $ 30.2
                                                             =========        ========


            See Accompanying Notes to Condensed Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998
                              (DOLLARS IN MILLIONS)



  Note 1 - Effective April 1, 1998 (the Distribution Date), Agribrands International, Inc. (the "Company") became an independent, publicly owned company as a result of the distribution by Ralston Purina Company (Ralston) of the Company's $.01 par value Common Stock to holders of Ralston Purina Company Common Stock at a distribution ratio of one for ten (the Distribution). Prior to the Distribution, the Company was formed as a wholly-owned subsidiary of Ralston for the purpose of effecting the Distribution. Ralston did not retain any ownership interest in the Company.


  Note 2 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting procedures for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements of Agribrands and notes thereto for the year ended August 31, 1998.

               The Balance Sheets as of November 30, 1998 and August 31, 1998 and the Statement of Earnings for the three months ended November 30, 1998 are presented on a consolidated basis. The Statement of Earnings for the three months ended November 30, 1997 is presented on a combined basis and reflects a period during which the Agribrands businesses operated primarily as wholly-owned subsidiaries of Ralston and its subsidiaries. The combined Statement of Earnings includes revenues and expenses that are directly related to the Agribrands businesses.

  Note 3 - Effective with the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 requires that noncash changes in shareholders equity be combined with net income and reported in a new financial statement category entitled "comprehensive income." The following table sets forth the components of comprehensive income:

                                                              Quarter ended
                                                               November 30,
                                                          ---------------------

                                                            1998         1997
                                                          ---------   --------
                Net earnings                              $ 11.1      $   4.0
                Foreign currency translation adjustment      3.8        (15.3)
                                                          -------     --------

                Comprehensive income                      $ 14.9       $(11.3)
                                                          =======     ========


Note 4 - GEOGRAPHIC SEGMENT INFORMATION

                                                              Quarter ended
                                                               November 30,
                                                          --------------------
                                                            1998         1997
                                                          --------     -------
Sales
        Americas                                          $ 149.3      $ 156.2
        Europe                                               95.5        102.1
        Asia                                                 87.6        116.5
                                                          --------     --------
             Total                                        $ 332.4      $ 374.8
                                                          ========     ========

Income over Ingredient Costs
        Americas                                          $  40.3      $  35.2
        Europe                                               32.1         29.3
        Asia                                                 22.5         27.6
                                                          --------     --------
             Total                                        $  94.9      $  92.1
                                                          ========     ========

Operating Profit
        Americas                                          $   9.4      $   7.6
        Europe                                                5.8          2.1
        Asia                                                  9.6         10.0
        Gain on Sale of Property                               -           0.4
        Unallocated Corporate Expenses                       (2.9)        (3.1)
                                                          --------     --------
             Operating Profit                                21.9         17.0
        Interest Expense                                     (2.9)        (3.1)
        Other Income/(Expense), Net                           2.7         (4.5)
                                                          --------     --------
             Earnings Before Income Taxes                 $  21.7      $   9.4
                                                          ========     ========

Depreciation & Amortization
        Americas                                          $   2.0      $   1.6
        Europe                                                2.0          1.9
        Asia                                                  1.7          1.5
                                                          --------     --------
             Total                                        $   5.7      $   5.0
                                                          ========     ========

Translation & Exchange (Gain)/Loss
        Americas                                          $   0.1      $   2.7
        Europe                                                0.2          0.1
        Asia                                                 (0.4)         2.7
                                                          --------     --------
             Total                                        $  (0.1)     $   5.5
                                                          ========     ========


Total Assets
        Americas                                          $ 323.4      $ 192.3
        Europe                                              143.4        143.1
        Asia                                                143.8        137.9
                                                          --------     --------
             Total                                        $ 610.6      $ 473.3
                                                          ========     ========


               The above information has been prepared on a basis consistent with the Company's financial statements for the year ended August 31, 1998 and does not necessarily meet the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new requirements for the reporting of segment information. Management is still evaluating the effect SFAS No. 131 will have on the Company's disclosures. The Company is required to adopt SFAS No. 131 in its financial statements for the year-ended August 31, 1999.


Note 5 - There were 10,668,571 shares of common stock outstanding at November 30, 1998 and August 31, 1998.

               Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Quarter ended
                                                                        November 30,
                                                               ------------------------------

                                                                   1998              1997
                                                               -----------       ------------
     Numerator:
         Numerator for basic earnings per share -
           Net earnings                                        $      11.1       $       4.0
         Effect of dilutive securities                                  -                  -
                                                               ------------      ------------
         Numerator for dilutive earnings per share -
           Net earnings                                        $      11.1       $       4.0
                                                               ===========       ============
     Denominator:
        Denominator for basic earnings per share -
           Weighted-average shares                              10,668,571        10,668,571(1)
        Effect of dilutive securities:
           Stock options                                            75,393(2)            -
                                                               ------------      ------------
        Denominator for dilutive earnings per share -
           Weighted-average shares and assumed conversions      10,743,964        10,668,571
                                                               ============      ============
     Basic earnings per share                                  $      1.04       $       .37
                                                               ============      ============
     Diluted earnings per share                                $      1.03       $       .37
                                                               ============      ============

          (1)  Assumes   10,668,571  shares  outstanding  during  quarter  ended
               November 30, 1997 (prior to the Distribution Date).


          (2) Options to purchase 1,114,500 shares of common stock at prices ranging from $34.25 to $36.68 per share were outstanding during the quarter ended November 30, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.



  Note 6 -      Receivables consist of the following:

                                                                November 30,        August 31,
                                                                    1998                1998
                                                                --------------      ----------
                 Gross receivables                                 $ 116.6          $  113.4
                 Allowance for doubtful accounts                     (11.5)            (10.4)
                                                                   --------          --------
                                                                   $ 105.1          $  103.0
                                                                   ========          ========


  Note 7 -      Inventories consist of the following:



                                                                November 30,        August 31,
                                                                    1998               1998
                                                                --------------      ----------
                 Raw materials and supplies                         $ 70.6           $ 77.8
                 Finished products                                    19.0             21.0
                                                                   --------          -------
                                                                    $ 89.6           $ 98.8
                                                                   ========         =======


  Note 8 - Investments and Other Assets consist of the following:

                                                                November 30,        August 31,
                                                                    1998               1998
                                                                -------------       ----------

                 Goodwill, net of accumulated amortization of
                   $5.9 at November 30 and $5.6 at August 31        $ 32.1            $ 32.4
                 Investments in affiliated companies                   6.8               6.6
                 Deferred charges and other assets                    16.1              11.9
                                                                   --------         --------
                                                                   $  55.0            $ 50.9
                                                                   ========         =========

  Note 9 -      Accounts payable and accrued liabilities consist of the following:

                                                                November 30,        August 31,
                                                                     1998            1998
                                                                ---------------     ----------
                 Trade accounts payable                             $ 88.0            $ 81.4
                 Incentive compensation, salaries and vacations       13.3              15.8
                 Restructuring reserves                                0.9               1.3
                 Other items                                          36.4              34.3
                                                                   --------         --------
                                                                   $ 138.6           $ 132.8
                                                                   ========         ==========

  Note 10 -     Other (income)/expense, net consists of the following:


                                                                        Quarter ended
                                                                        November 30,
                                                                ----------------------------
                                                                   1998            1997
                                                                ----------      ------------
                Translation and exchange (gain)/loss            $ (0.1)           $  5.5
                Investment income                                 (2.6)             (1.0)
                                                                ----------      ------------

                                                                $ (2.7)           $  4.5
                                                                ==========      ============


  Note 11 -    The  Financial  Accounting  Standards  Board issued SFAS No. 133,
               "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Company is evaluating the effect this statement will have on its financial reporting and disclosures. The Company will adopt SFAS No. 133 in fiscal year 2000.


  Note 12 -    On January 8, 1999,  a claim  filed by C. A.  Menichetti  Fuente,
               S.A.I.,  a Chilean  group of companies  ("MF"),  against  Ralston
               Purina  International   Holding  Company,   Inc.  ("RPIHCI"),   a
               subsidiary of Ralston which was merged into Ralston, was settled for $6.5 million. MF was the former partner with RPIHCI in a joint venture named Alimentos Purina Chile S.A. Pursuant to the terms of an indemnity agreement between Ralston and Agribrands, Agribrands paid $4.0 million and Ralston paid $2.5 million of the settlement, with each party bearing its share of the costs and expenses of the legal proceedings. The settlement agreement with MF releases Agribrands and Ralston from any further liability to MF. The settlement also terminates all agreements and relations between any member of the MF group and any person or entity affiliated with Ralston or Agribrands. During the quarter ended
               November 30, 1998, Agribrands incurred a nonrecurring, pretax charge of $1.8 million related to the settlement of this claim.


PART II -     OTHER INFORMATION

              There is no   information  required to be reported under any items
              except those indicated below.


Item 1.       Legal Proceedings

              The claim asserted against Ralston in connection with the Company's phased withdrawal from an unsuccessful joint venture in Chile was settled for $6.5 million. The Company's portion of the settlement was $4.0 million plus its share of the costs and expenses of the legal proceedings. Information about this settlement is set forth in Note 12 of the Notes to Condensed Financial Statements set forth above.

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits filed with this Report:



                      (27)     Financial Data Schedule

              (b)     Reports on Form 8-K:


               No Current Reports on Form 8-K were filed by the Company during the quarter ended November 30, 1998.

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


                                            AGRIBRANDS INTERNATIONAL, INC.
                                            ------------------------------------
                                            Registrant

                                            By:  /s/  David R. Wenzel
                                            ------------------------------------
                                            David R. Wenzel
                                            Chief Financial Officer

Date:  January 12, 1999

EXHIBIT INDEX
-------------


Exhibits
--------



          EX-27 Financial data schedule for 1st Quarter of Fiscal 1999.

          (Documents prepared on Edgar and provided electronically)