Form 10-Q
period 1999-02-28
AGRIBRANDS INTERNATIONAL INC
filed 1999-03-30
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended February 28, 1999

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

                                            YES:   X          NO:  _____


Number of shares of Agribrands common stock, $.01 par value, outstanding as of the close of business on March 30, 1999:

                                   10,526,511
                                 --------------

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

Key Measures for Understanding the Business

         Agricultural product sales prices and percent of sales gross profit margins are directly influenced by changes in the underlying commodity prices for raw materials used to formulate animal feeds. The feed industry generally prices products on the basis of aggregate ingredient cost plus a fixed margin per unit, rather than a gross margin percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through changes in the Company's product pricing. Income over ingredient cost ("IOIC"- which is equal to net sales minus cost of ingredients), rather than sales dollars, is the key indicator of sales performance because of the distortions in sales dollars caused by changes in commodity prices. In addition to gross IOIC, IOIC per ton sold is another key measure used by management to evaluate trends.

         The Company manufactures and sells its products in countries around the world, including several countries whose currencies have tended to weaken against the U.S. Dollar. Currency fluctuations are usually not the cause of significant variations in average selling prices and IOIC when translated into U.S. Dollars. Therefore, gross sales and IOIC are generally not significantly impacted by currency fluctuations, unless the macro-economic circumstances generating the currency fluctuations impact volume. Generally, efficient, dollar-driven global ingredient markets cause local currency ingredient prices to adjust quickly to changes in exchange rates. Due to the usually quick turnover of ingredient inventories and the industry's practice of pricing based on a margin over ingredient costs, such changes in local currency costs are soon reflected in the local currency price of feed products. For these reasons, changes in the dollar cost of ingredients generally have a greater impact on the Company's dollar translated selling prices than changes in exchange rates.



RESULTS OF OPERATIONS - DOLLARS IN MILLIONS

(unless otherwise noted, all references herein to prices, costs and margins reflect U.S. Dollar results after translation of foreign currency financial statements in accordance with SFAS No. 52)



                            Three Months Ended February 28, 1999                    Six Months Ended February 28, 1999
                     ----------------------------------------------------   -------------------------------------------------
                     Consolidated    Americas      Europe       Asia        Consolidated     Americas      Europe       Asia
                     --------------  ----------  ----------- ------------   --------------   ------------ ---------- ---------

Net sales            $    310.7      $  138.1    $    87.9   $    84.7      $     643.1      $    287.4   $  183.4   $   172.3
Operating profit     $     16.2 (a)  $    6.4    $     4.6   $     8.3      $      38.1 (a)  $     15.8   $   10.4   $    17.9

Tons of feed sold     1,210,000       525,000      376,000     309,000        2,488,000       1,082,000    768,000     638,000
IOIC                 $     85.5      $   33.1    $    29.4   $    23.0      $     180.4          $ 73.4   $   61.5   $    45.5



                            Three Months Ended February 28, 1998                    Six Months Ended February 28, 1998
                     ----------------------------------------------------   -------------------------------------------------
                     Consolidated    Americas      Europe       Asia        Consolidated      Americas      Europe       Asia
                     --------------  ----------  ----------- ------------   --------------  ------------  ---------- ---------

Net sales            $    333.0      $  149.2    $   102.0   $    81.8      $     707.8      $    305.4   $  204.1   $   198.3
Operating profit     $     12.5 (a)  $    6.4    $     3.1   $     8.0      $      29.5 (a)  $     14.0   $    5.2   $    18.0

Tons of feed sold     1,285,000       522,000      407,000     356,000        2,586,000       1,046,000    800,000     740,000
IOIC                 $     81.0      $   33.8    $    28.0   $    19.2      $     173.1      $     69.0   $   57.3   $    46.8


(a) Consolidated operating profit includes unallocated corporate expenses, provisions for restructuring and gains on sale of property. Refer to the
Geographic Segment Information in the notes to the condensed financial statements for a reconciliation of consolidated operating profit.


Net Sales

         Consolidated net sales decreased $22.3 million or 6.7% in the second quarter and $64.7 million or 9.1% in the six months ended February 28, 1999 as compared to the same periods last year. Volume decreased 75,000 tons or 5.8% in the second quarter and 98,000 tons or 3.8% in the six months. Lower selling prices in the Americas and both lower volume and lower selling prices in Europe resulted in sales declines during both periods. The lower selling prices reflect lower commodity costs relative to the same period last year, consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs. In Asia, volume declines following last year's financial crisis contributed to the decline in net sales during the six months ended February 28, 1999.

         Net sales in the Americas decreased $11.1 million or 7.4% in the second quarter and $18.0 million or 5.9% in the six months ended February 28, 1999 as compared to the same periods last year. Average selling prices declined $23 per ton in the second quarter and $26 per ton in the six months primarily as a result of lower ingredient costs everywhere except Colombia where a new value added tax on certain ingredient purchases went into effect on January 1, 1999.

The losses in revenue per ton were partially offset by a 0.6% increase in volume during the second quarter and a 3.4% increase in volume during the six months. The Mexican operations' hog and poultry lines and the Venezuelan operations' poultry line experienced significant volume increases during the second quarter; however, these improvements were almost completely offset by volume declines in both Brazil, which recently experienced a slowdown in its economy, and Colombia, where an earthquake affected the local market for some of the Company's dealers. A first quarter increase in the Mexican operations' hog and shrimp feed business contributed to the current year-to-date increase in volumes as compared to last year.

         Net sales in Europe decreased $14.1 million or 13.8% in the second quarter and $20.7 million or 10.1% in the six months ended February 28, 1999 as compared to the same periods last year. Average selling prices declined $17 per ton in the second quarter and $16 per ton in the six months (versus the prior year) primarily as a result of lower ingredient costs, consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs. Volumes were down 31,000 tons or 7.6% in the second quarter and 32,000 tons or 4.0% in the six month period primarily due to the sale of an unprofitable subsidiary of the Company's French subsidiary.

         Net sales in Asia increased $2.9 million or 3.5% in the second quarter but decreased $26.0 million or 13.1% in the six months ended February 28, 1999 as compared to the same periods last year. Volume for the Asia region was down 47,000 tons or 13.2% in the second quarter and 102,000 tons or 13.8% in the six month period. Nearly all of the volume declines occurred in Korea where the Company's affiliate has faced both a shrinking feed market following last year's financial crisis and a drop in market share for the Company's higher-price, higher-performance line of products. Average selling prices in Asia increased by $44 per ton or 19.3% in the second quarter and $2 per ton or 0.8% in the six month period. Higher selling prices reflect a movement toward pre-crisis unit margins, specifically in Korea, and a strengthening of the Korean Won versus the Dollar.

Operating Profit

         Consolidated operating profit increased $3.7 million or 29.6% in the second quarter and $8.6 million or 29.2% in the six months ended February 28, 1999 as compared to the same periods last year. Operating profit increased significantly in the second quarter due to improved margins in Europe. In addition, the prior year results include restructuring charges of $2.0 million related to rationalization of facilities and overhead in Europe. Operating results increased significantly in the six months ended February 28, 1999 due to both improved margins in Europe and increased volume in the Americas region.


         Operating profit in the Americas stayed flat in the second quarter and increased by $1.8 million or 12.9% in the six months ended February 28, 1999 as compared to the same periods last year. In the second quarter, IOIC declined by $0.7 million or 2.1% as declines in Brazil and other locations were only partially offset by an improvement in Venezuela, where the Company's affiliate experienced both favorable ingredient costs and increased volume in its poultry feed line. The decline in Americas' second quarter IOIC was negated by a similar decline in Brazil's plant expenses, which were lower in Dollar terms due to a 40% devaluation of the local currency (Real) against the Dollar in January 1999. The year-to-date improvement in operating profit occurred mainly in Venezuela but was partially offset by a $1.8 million charge incurred in the first quarter to settle a claim by a former joint venture partner in Chile.

         Operating profit in Europe increased $1.5 million or 48.4% in the second quarter and $5.2 million or 100.0% in the six months ended February 28,

1999 as compared to the same periods last year. The improvements in operating profit were broad based across the region. Ingredient costs in the region declined $15.5 million or $26 per ton in the second quarter and $24.9 million or $25 per ton in the six months ended February 28, 1999, reflecting lower worldwide commodity prices compared to the same periods last year. Despite a decline in volumes, IOIC improved by $1.4 million or 5.0% in the second quarter and $4.2 million or 7.3% in the six month period because average selling prices declined by less than average ingredient costs.

         Operating profit in Asia remained relatively flat in both the second quarter and the six months ended February 28, 1999. The region reported a $24 per ton increase in ingredient costs in the second quarter versus the prior year despite a decline in worldwide commodity prices. This anomaly is the result of translating local currency results, specifically in Korea where the effect of last year's 29% second quarter devaluation of the Korean Won more than offset a 16% decrease in the true dollar cost of ingredients. In the second quarter, average selling prices in Asia increased by $44 per ton and IOIC increased by $20 per ton. The increase in second quarter IOIC per ton was almost entirely offset by reduced volumes and higher production and overhead costs. Nearly all of the increase in production and overhead costs was the result of translating approximately constant local currency costs at new (stronger) foreign currency exchange rates.

Earnings Before Income Taxes

         Earnings before income taxes increased $8.6 million or 187.0% to $13.2 million in the second quarter and $20.9 million or 149.3% to $34.9 million in the six months ended February 28, 1999 as compared to the same periods last year.

         Interest expense totaled $2.3 million and $5.2 million for second quarter and the six months ended February 28, 1999, respectively, compared to $3.0 million and $6.1 million for the same periods last year. The decreases are primarily due to lower levels of debt outstanding during the current periods.

         Other income/expense, net, changed favorably by $4.2 million in the second quarter and $11.4 million in the six months ended February 28, 1999 compared to the same periods last year. Translation and exchange losses were substantially higher in both periods last year as a result of foreign currency exchange losses on U.S. Dollar denominated debt in Korea and Colombia and translation losses on local currency denominated net monetary assets in Mexico, where the Company used hyper-inflationary accounting. In this year's second quarter, the Company incurred a $4.5 million foreign currency exchange loss on U.S. Dollar denominated debt in Brazil which was partially offset by exchange gains in Korea and elsewhere. Investment income was $2.1 million higher in the second quarter and $3.7 million higher in the six months ended February 28, 1999 due to higher levels of interest bearing investments.

Net Earnings

         Net earnings increased $5.8 million or 290.0% to $7.8 million in the second quarter and $12.9 million or 215.0% in the six months ended February 28, 1999 as compared to the same periods last year. Income taxes, which included United States and foreign taxes, were 40.9% and 45.8% of pre-tax earnings for the second quarter and the six months ended February 28, 1999, respectively, compared to 56.5% and 57.1% for the same periods last year. The lower effective rate for the current periods resulted from changes in the earnings mix including a significant reduction of foreign losses in countries for which no tax benefit could be currently recognized. Also, in this year's second quarter the Company recognized a $0.7 million tax benefit to reduce a valuation allowance against deferred tax assets in Spain.

Financial Condition

         Cash flows from (used by) operations were $47.2 million and $(16.6) million for the six months ended February 28, 1999 and 1998, respectively. The significant increase in operating cash flows between the two periods resulted from the improvement in earnings and changes in working capital during the respective periods. Receivables and inventories declined significantly during the six months ended February 28, 1999. Receivables declined mainly due to the collection of approximately $12 million due from Ralston. Inventories declined by $7.5 million during the six months ended February 28, 1999 due to lower volumes in Asia and strategic grain purchases made by Mexico in August 1998. Conversely, inventories increased by $27 million during the six months ended February 28, 1998 with most of the increase occurring in Korea. This reported increase in Korea's inventories differs from the change in the historical Dollar cost of inventories due to the combined impact of exchange rate variations and use of the local currency as the functional currency in Korea. For reporting purposes, changes in Korea's inventories are measured in local currency and then translated into Dollars. The historical Dollar cost of inventories in Korea increased only slightly during the six months ended February 28, 1998.

         Agribrands is continually evaluating new investment opportunities. In last year's second quarter, the Company used $16.6 million to purchase businesses in Venezuela, Italy and China. These acquisitions were funded through a combination of net proceeds from Ralston and local country borrowings. If these acquisitions had occurred as of September 1, 1997, they would not have had a material effect on net sales or net earnings during any of the periods reported.

         Capital   expenditures,   primarily  to  replace  or  enhance  existing
production facilities and equipment, totaled $15.8 million and $22.5 million during the six months ended February 28, 1999 and 1998, respectively.

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

         On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands common stock in open market transactions at management's discretion and depending on market conditions. The Company purchased 141,400 shares of Agribrands common stock during the six months ended February 28, 1999.

Year 2000 Costs

         Many computer systems and other systems with embedded chip technology process dates based on two digits for the year of a transaction rather than a full four digits. These systems are unable to properly process dates in the year 2000 and beyond. Agribrands utilizes a number of computer systems across its worldwide operations. The Company has identified its significant software coding issues related to the year 2000 date recognition for key financial and operational systems. The Company has already resolved the year 2000 matter at a number of its locations and plans to continue resolving the matter through either replacement of existing systems with new year 2000 compatible systems or reprogramming existing systems. Agribrands has spent approximately $0.7 million to replace existing hardware and software during the six months ended February 28, 1999. The Company incurred costs for year 2000 reprogramming of existing systems of approximately $0.3 million and $0.2 million during the six months ended February 28, 1999 and 1998, respectively. To make all of its systems year 2000 compliant, the Company estimates incurring an additional $0.2 million of reprogramming costs and spending an additional $1.0 million on replacement hardware and software. Completion of all reprogramming, hardware and software replacement, and appropriate testing is expected to occur by August 31, 1999. All costs related to the reprogramming of existing systems for the year 2000 issue are expensed as incurred. Hardware and software replacement costs will be capitalized.

         Based on the Company's efforts to date, management believes that its key computer systems and other systems containing embedded chip technology will be year 2000 compliant before January 1, 2000. The Company has identified its key customers and suppliers and is working with them to obtain assurances that their systems are year 2000 compliant. However, the Company does not have any control over these third parties and, as a result, cannot currently determine to what extent future operating results may be adversely effected by the failure of these third parties to successfully address their year 2000 issues. In addition, the Company operates in sixteen countries on four continents at various stages of economic development and is dependent on systems operated by governments, financial institutions, utilities, communications suppliers and others in each of these countries. The failure of any of such infrastructural systems to be year 2000 compliant could disrupt the Company's business for a period of time and if not quickly resolved could have a material adverse effect on the Company. The Company is currently in the process of developing contingency plans in the event of substantial year 2000 failures. The Company believes that its geographic diversification and transactional independence between business units helps to limit the risk associated with isolated business interruptions.

European Economic Monetary Union (EMU)

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

Mexico's Status as a Highly Inflationary Economy

         The Company's operations in Mexico currently use the U.S. Dollar as their functional currency. Effective March 1, 1999, Mexico ceased to be considered a highly inflationary economy, as defined by generally accepted accounting principles, and the Company's Mexican affiliate is no longer required to maintain the U.S. Dollar as its functional currency. Management is currently considering whether it is appropriate to change the functional currency for its operations in Mexico to the Mexican Peso based on the guidance in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." If the Company changes its functional currency in Mexico to the Peso, U.S. Dollar liabilities of the Mexican affiliate may generate significant exchange gains and losses as the Peso fluctuates in value versus the Dollar. The Company currently provides approximately $20 million of intercompany, dollar-denominated financing to the Mexican affiliate and does not anticipate changing this structure. Management views exchange gains and losses on dollar liabilities as having neither economic nor cash flow impact on a consolidated basis.

Outlook

         Assuming relative economic stability in its major markets, the Company views the current quarter operating results to be reasonably representative of its near-term prospects. While continuing to explore strategic alternatives for long-term growth and searching for attractive investment opportunities, Management remains focused on optimizing the performance of its existing operations.

         Net earnings results are more difficult to forecast due, in particular, to the unpredictability of translation and exchange gains and losses as a result of volatile exchange rates and changing capital structures within the foreign affiliates. Currently, the Company's most significant exposures to translation and exchange gains and losses impacting net earnings are in Brazilian Real, Canadian Dollars, Mexican Pesos and Korean Won.

Forward-looking Statements & Business Risks

         Certain statements in this report are "forward-looking statements" within the meaning of the federal securities law. This includes statements concerning plans and objectives of management relating to Agribrands' operations or economic performance, and assumptions related thereto. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual events or results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the Company's limited operating history as an independent public company, its obligations to Ralston (such as its indemnification obligations, pet food non-compete and tax sharing obligations), changes in general economic and business conditions (including agricultural markets) in the various regions of the world in which Agribrands operates, Agribrands' ability to recover its raw material costs in the pricing of its products, the availability of capital and ingredients on acceptable terms, actions of competitors and government entities, political and economic instability in countries or regions where the Agribrands business is conducted, the level of demand for Agribrands' products, changes in Agribrands' business strategies and repercussions surrounding year 2000 and EMU matters.

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

--------------------------------------------------------------------------------------------------------------


                                           AGRIBRANDS INTERNATIONAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                       (Dollars in millions except per share data)

                                                      Quarter Ended                    Six Months Ended
                                                       February 28,                      February 28,
                                                  1999             1998              1999            1998

Net Sales                                         $ 310.7         $ 333.0           $ 643.1         $ 707.8
Costs and Expenses
    Cost of products sold                           260.7           286.6             534.4           605.3
    Selling, general and administrative              34.3            31.9              71.1            71.4
    Interest                                          2.3             3.0               5.2             6.1
    Provisions for restructuring                      -               2.0                -              2.0
    Gain on sale of property                         (0.5)            -                (0.5)           (0.4)
    Other (income)/expense, net                       0.7             4.9              (2.0)            9.4
                                                  -------         -------           -------         --------
                                                    297.5           328.4             608.2           693.8
                                                  -------         -------           -------         --------
Earnings before Income Taxes                         13.2             4.6              34.9            14.0
Income Taxes                                          5.4             2.6              16.0             8.0
                                                  -------         -------           -------         --------
Net Earnings                                      $   7.8         $   2.0           $  18.9         $   6.0
                                                  ========        ========          ========        ========
Earnings Per Share
    Basic                                         $   .73         $   .19           $  1.77         $   .56
                                                  ========        ========          ========        ========
    Diluted                                       $   .72         $   .19           $  1.76         $   .56
                                                  ========        ========          ========        ========

                        See Accompanying Notes to Condensed Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                   February 28,      August 31,
                                                       1999            1998
                                                   ------------      ----------
Assets
Current Assets
    Cash and cash equivalents                      $   160.4         $   136.5
    Marketable securities                                1.5               1.5
    Receivables, less allowance for
        doubtful accounts                               82.1             103.0
    Inventories                                         88.4              98.8
    Other current assets                                11.8              11.1
                                                   ----------        ----------
         Total Current Assets                          344.2             350.9
                                                   ----------        ----------

Investments and Other Assets                            53.0              50.9

Property at Cost                                       344.0             346.9
Accumulated Depreciation                              (166.2)           (170.3)
                                                   ----------        ----------
                                                       177.8             176.6
                                                   ----------        ----------

           Total                                   $   575.0         $   578.4
                                                   ==========        ==========

Liabilities and Shareholders' Equity
Current Liabilities
    Current maturities of long-term debt           $    10.8         $     8.7
    Notes payable                                       42.1              46.9
    Accounts payable and accrued liabilities           120.3             132.8
    Income taxes                                        10.0               8.8
                                                   ----------        ----------
         Total Current Liabilities                     183.2             197.2
                                                   ----------        ----------

Long-Term Debt                                           8.6              14.2
Deferred Income Taxes and Other Liabilities             28.9              27.6

Shareholders' Equity
    Common stock                                          .1                .1
    Capital in excess of par                           419.5             419.5
    Retained earnings                                   25.0               6.1
    Cumulative translation adjustment                  (85.7)            (86.3)
    Common stock in treasury, at cost                   (4.6)                -
                                                   ----------        ----------
         Total Shareholders' Equity                    354.3             339.4
                                                   ----------        ----------

           Total                                   $   575.0         $   578.4
                                                   ==========        ==========


            See Accompanying Notes to Condensed Financial Statements

                                          AGRIBRANDS INTERNATIONAL, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Dollars in millions)

                                                             Six Months Ended
                                                               February 28,
                                                           --------------------
                                                            1999         1998
                                                           -------     --------
Cash Flow from Operations
    Net earnings                                           $ 18.9      $   6.0
    Non-cash items included in income
       Depreciation and amortization                         11.7          9.7
       Translation and exchange loss                          3.5         11.2
       Non-cash restructuring                                 -            0.5
       Deferred income taxes                                  2.5          2.4
       Gain on sale of property                              (0.5)        (0.4)
    Changes in operating assets and liabilities
       used in operations                                    16.1        (43.9)
    Other, net                                               (5.0)        (2.1)
                                                           -------     --------
            Net cash provided by (used by) operations        47.2        (16.6)
                                                           -------     --------

Cash Flow from Investing Activities
    Acquisitions of businesses                                -          (16.6)
    Property additions                                      (15.8)       (22.5)
    Proceeds from the sale of property                        2.5          0.9
    Other, net                                               (0.7)        (1.0)
                                                           -------     --------
            Net cash used by investing activities           (14.0)       (39.2)
                                                           -------     --------

Cash Flow from Financing Activities
    Proceeds from sale of long-term debt                      1.7          3.1
    Principal payments on long-term debt,
       including current maturities                          (1.9)        (7.8)
    Net (decrease) increase in notes payable                 (3.9)        39.7
    Treasury stock purchases                                 (4.6)         -
    Net transactions with Ralston                             -           27.1
                                                           -------     --------
            Net cash (used by) provided by
              financing activities                           (8.7)        62.1
                                                           -------     --------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                          (0.6)        (6.6)
                                                           -------     --------
Net Increase (Decrease) in Cash and Cash Equivalents         23.9         (0.3)
Cash and Cash Equivalents, Beginning of Period              136.5         25.2
                                                           -------     --------
Cash and Cash Equivalents, End of Period                   $160.4      $  24.9
                                                           =======     ========


            See Accompanying Notes to Condensed Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999
                              (Dollars in millions)


  Note 1 - Effective April 1, 1998 (the Distribution Date), Agribrands International, Inc. (the Company) became an independent, publicly owned company as a result of the distribution by Ralston Purina Company (Ralston) of the Company's $.01 par value Common Stock to holders of Ralston Purina Company Common Stock at a distribution ratio of one for ten (the Distribution). Prior to the Distribution, the Company was formed as a wholly-owned subsidiary of Ralston for the purpose of effecting the Distribution. Ralston did not retain any ownership interest in the Company.

  Note 2 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements of Agribrands and notes thereto for the year ended August 31, 1998.

               The Balance Sheets as of February 28, 1999 and August 31, 1998 and the Statement of Earnings for the six months ended February 28, 1999 are presented on a consolidated basis. The Statement of Earnings for the six months ended February 28, 1998 is presented on a combined basis and reflects a period during which the Agribrands businesses operated primarily as wholly-owned subsidiaries of Ralston and its subsidiaries. The combined Statement of Earnings includes revenues and expenses that are directly related to the Agribrands businesses.

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


                                                                Quarter Ended           Six Months Ended
                                                                 February 28,            February 28,
                                                              1999       1998        1999          1998
                                                             ------     -------      ------       -------
                Net earnings                                 $ 7.8      $   2.0      $ 18.9       $   6.0
                Foreign currency translation adjustment       (3.2)       (11.7)        0.6         (27.0)
                                                             ------     --------     ------       --------
                Comprehensive income                         $ 4.6      $  (9.7)     $ 19.5       $ (21.0)
                                                             ======     ========     ======       ========


  Note 4 -      GEOGRAPHIC SEGMENT INFORMATION

                                                  Quarter Ended           Six Months Ended
                                                   February 28,              February 28,
                                              --------------------      --------------------
                                                1999        1998          1999       1998
                                              ---------   --------      --------   ---------
    Sales
        Americas                              $ 138.1     $ 149.2       $ 287.4    $ 305.4
        Europe                                   87.9       102.0         183.4      204.1
        Asia                                     84.7        81.8         172.3      198.3
                                              --------    -------       -------    -------
            Total                             $ 310.7     $ 333.0       $ 643.1    $ 707.8
                                              ========    =======       =======    =======



    Operating Profit
        Americas                              $   6.4     $   6.4       $  15.8    $  14.0
        Europe                                    4.6         3.1          10.4        5.2
        Asia                                      8.3         8.0          17.9       18.0
        Provisions for Restructuring              -          (2.0)          -         (2.0)
        Gain on Sale of Property                  0.5          -            0.5        0.4
        Unallocated Corporate Expenses           (3.6)       (3.0)         (6.5)      (6.1)
                                              --------    --------      --------   --------
            Operating Profit                     16.2        12.5          38.1       29.5
        Interest Expense                         (2.3)       (3.0)         (5.2)      (6.1)
        Other Income/(Expense), Net              (0.7)       (4.9)          2.0       (9.4)
                                              --------    --------      --------   --------
            Earnings Before Income Taxes      $  13.2     $   4.6        $ 34.9    $  14.0
                                              ========    ========      ========   ========





                                          February 28,      August 31,
                                              1999             1998
                                          ------------      -----------

    Total Assets
        Americas                           $ 301.5          $ 306.2
        Europe                               132.3            139.7
        Asia                                 141.2            132.5
                                           --------         --------
             Total                         $ 575.0          $ 578.4
                                           ========         ========

               The above information has been prepared on a basis consistent with the Company's financial statements for the year ended August 31, 1998 and does not necessarily meet the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new requirements for the reporting of segment information. Management is still evaluating the effect SFAS No. 131 will have on the Company's disclosures. The Company is required to adopt SFAS No. 131 in its financial statements for the year ending August 31, 1999.

  Note 5 -     There  were  10,526,511  and  10,668,571  shares of common  stock
               outstanding   at  February   28,   1999  and  August  31,   1998,
               respectively.

                Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Quarter ended                Six Months ended
                                                                     February 28,                   February 28,
                                                              ----------------------------  ----------------------------
                                                                  1999            1998           1999           1998
                                                              ------------    ------------  --------------  ------------
     Numerator:
         Numerator for basic earnings per share -
           Net earnings                                       $       7.8     $       2.0   $      18.9     $       6.0
         Effect of dilutive securities                                 -               -             -               -
                                                              ----------      -----------   -----------     -----------
         Numerator for dilutive earnings per share -
           Net earnings                                       $       7.8     $       2.0   $      18.9     $       6.0
                                                              ===========     ===========   ===========     ===========
     Denominator:
        Denominator for basic earnings per share -
           Weighted-average shares (1)                         10,639,605      10,668,571    10,654,168      10,668,571
        Effect of dilutive securities:
           Stock options (2)                                      125,930           -           100,661           -
                                                               ----------      ----------    ----------      ----------
        Denominator for dilutive earnings per share -
           Weighted-average shares and assumed conversions
                                                               10,765,535      10,668,571    10,754,829      10,668,571
                                                              ===========      ==========   ===========      ==========
     Basic earnings per share (3)                             $       .73     $       .19   $      1.77     $       .56
                                                              ===========      ==========   ===========      ==========
     Diluted earnings per share (3)                           $       .72     $       .19   $      1.76     $       .56
                                                              ===========      ==========   ===========      ==========

    (1) Assumes 10,668,571 shares outstanding during periods prior to the Distribution Date.

    (2) Options to purchase 1,114,500 shares of common stock at prices ranging from $34.25 to $36.68 per share were outstanding during the quarter and six months ended February 28, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

     (3) The sum of quarterly EPS data will not necessarily equal year-to-date EPS data.


  Note 6 -      Receivables consist of the following:

                                                       February 28,   August 31,
                                                          1999           1998
                                                       ------------   ----------

                 Gross receivables                     $   92.0       $ 113.4
                 Allowance for doubtful accounts           (9.9)        (10.4)
                                                       ---------      --------
                                                       $   82.1       $ 103.0
                                                       =========      ========

  Note 7 -      Inventories consist of the following:

                                                                   February 28,   August 31,
                                                                      1999           1998
                                                                   ------------   ----------

                 Raw materials and supplies                        $   69.8       $  77.8
                 Finished products                                     18.6          21.0
                                                                   ---------      --------
                                                                   $   88.4       $  98.8
                                                                   =========      ========

  Note 8 -      Investments and Other Assets consist of the following:

                                                                   February 28,   August 31,
                                                                       1999         1998
                                                                   ------------   ----------

                 Goodwill, net of accumulated amortization of
                   $6.1 at February 28 and $5.6 at August 31       $   30.0       $  32.4
                 Investments in affiliated companies                    6.5           6.6
                 Deferred charges and other assets                     16.5          11.9
                                                                   ---------      --------
                                                                   $   53.0       $  50.9
                                                                   =========      ========

  Note 9 -      Accounts  payable  and   accrued  liabilities   consist  of  the
                following:

                                                                   February 28,   August 31,
                                                                       1999          1998
                                                                   -------------  ----------

                 Trade accounts payable                            $   75.5       $  81.4
                 Incentive compensation, salaries and vacations        12.3          15.8
                 Restructuring reserves                                 0.6           1.3
                 Other items                                           31.9          34.3
                                                                   ---------      --------
                                                                   $  120.3       $ 132.8
                                                                   =========      ========

  Note 10 -     Other (income)/expense, net consists of the following:


                                                         Quarter Ended       Six Months Ended
                                                          February 28,         February 28,
                                                        1999      1998       1999       1998

                Translation and exchange loss         $  3.6     $  5.7     $  3.5     $ 11.2
                Investment income                       (2.9)      (0.8)      (5.5)      (1.8)
                                                      -------    -------    -------    -------
                                                      $  0.7     $  4.9     $ (2.0)    $  9.4
                                                      =======    =======    =======    =======


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

                         AGRIBRANDS INTERNATIONAL, INC.
                    SELECTED QUARTERLY FINANCIAL INFORMATION
                              (Dollars in Millions)
                                   (Unaudited)

FISCAL 1999
                                                     First         Second
                                                   ----------      --------
Tons of feed product sold (in thousands)
        Americas                                       557             525
        Europe                                         392             376
        Asia                                           329             309
                                                   --------        --------
             Total                                   1,278           1,210
                                                   ========        ========

Income over Ingredient Costs
        Americas                                    $ 40.3          $ 33.1
        Europe                                        32.1            29.4
        Asia                                          22.5            23.0
                                                   --------        --------
             Total                                  $ 94.9          $ 85.5
                                                   ========        ========

Depreciation and Amortization
        Americas                                     $ 2.0           $ 2.1
        Europe                                         2.0             2.1
        Asia                                           1.7             1.8
                                                   --------        --------
             Total                                   $ 5.7           $ 6.0
                                                   ========        ========

Translation and Exchange (Gain)/Loss
        Americas                                     $ 0.1           $ 4.0
        Europe                                         0.2             -
        Asia                                          (0.4)           (0.4)
                                                   --------        --------
             Total                                  $ (0.1)          $ 3.6
                                                   ========        ========


FISCAL 1998
                                                      First      Second      Third      Fourth
                                                   ---------   ---------   ---------   ---------
Tons of feed product sold (in thousands)
        Americas                                        524         522         558         586
        Europe                                          393         407         404         381
        Asia                                            384         356         342         321
                                                   ---------   ---------   ---------   ---------
             Total                                    1,301       1,285       1,304       1,288
                                                   =========   =========   =========   =========

Income over Ingredient Costs
        Americas                                   $   35.2    $   33.8    $   35.5    $   40.7
        Europe                                         29.3        28.0        28.4        29.5
        Asia                                           27.6        19.2        18.4        20.2
                                                   ---------   ---------   ---------   ---------
             Total                                 $   92.1    $   81.0    $   82.3    $   90.4
                                                   =========   =========   =========   =========


FISCAL 1998 (continued)
                                                    First       Second       Third      Fourth
                                                   ---------   ---------   ---------   ---------
Depreciation and Amortization
        Americas                                   $    1.6    $    1.7    $    1.9    $    1.8
        Europe                                          1.9         1.9         2.2         2.3
        Asia                                            1.5         1.1         1.4         1.9
                                                   ---------   ---------   ---------   ---------
             Total                                 $    5.0    $    4.7    $    5.5    $    6.0
                                                   =========   =========   =========   =========

Translation and Exchange (Gain)/Loss
        Americas                                   $    2.7    $    1.4    $    1.3    $    3.7
        Europe                                          0.1         0.1        (0.4)       (0.3)
        Asia                                            2.7         4.2        (1.9)       (0.8)
                                                   ---------   ---------   ---------   ---------
             Total                                 $    5.5    $    5.7    $   (1.0)   $    2.6
                                                   =========   =========   =========   =========



PART II -     OTHER INFORMATION

              There is no information required to be reported under any items except those indicated below.


Item 4.       Submission of Matter to a Vote of Security Holders

              On January 28, 1999, the Registrant held its Annual Meeting for the purpose of electing three directors to serve three-year terms ending at the Annual Meeting of Shareholders in January 2002, or when their successors are elected.

              The number of shares voting for or against each candidate, is as follows:

                                            VOTES        VOTES         BROKER
                                             FOR        WITHHELD      NON-VOTES

                  David R. Banks           9,710,325      64,914          N/A
                  Jay W. Brown             9,705,440      69,799          N/A
                  M. Darrell Ingram        9,716,693      58,546          N/A

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits filed with this Report:

                      (27)     Financial Data Schedule

              (b)     Reports on Form 8-K:

              No Current Reports on Form 8-K were filed by the Company during the quarter ended February 28, 1999.

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


                                            AGRIBRANDS INTERNATIONAL, INC.
                                            ------------------------------------
                                            Registrant

                                            By:  / s /  David R. Wenzel
                                            ------------------------------------
                                            David R. Wenzel
                                            Chief Financial Officer

Date:  March 30, 1999

EXHIBIT INDEX
-------------


Exhibits
--------
         EX-27   Financial data schedule for 2nd Quarter of Fiscal 1999.

         (Documents prepared on Edgar and provided electronically)