Form 10-Q
period 1999-05-31
AGRIBRANDS INTERNATIONAL INC
filed 1999-06-29
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended May 31, 1999

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

                                YES: X NO: _____

Number of shares of Agribrands common stock, $.01 par value, outstanding as of the close of business on June 25, 1999:

                                   10,490,511

PART I - FINANCIAL INFORMATION

                         AGRIBRANDS INTERNATIONAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following discussion is a summary of the key factors management considers necessary in reviewing Agribrands' results of operations, operating segment results, liquidity and capital resources.

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

Key Measures for Understanding the Business

     Agricultural animal feed sales prices and percent of sales gross profit margins are directly influenced by changes in prices for the commodities used as raw materials to formulate animal feeds. The feed industry generally prices products on the basis of aggregate ingredient cost plus a fixed margin per unit, rather than a gross margin percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through changes in the Company's product pricing. Income over ingredient cost ("IOIC"- which is equal to net sales minus cost of ingredients), rather than sales dollars, is the key indicator of sales performance because of the distortions in sales dollars caused by changes in commodity prices. In addition to gross IOIC, IOIC per ton sold is another key measure used by management to evaluate trends.

     The Company manufactures and sells its products in countries around the world, including countries whose currencies have tended to weaken against the U.S. Dollar. Currency fluctuations are usually not the cause of significant variations in average selling prices and IOIC when translated into U.S. Dollars. Therefore, gross sales and IOIC are generally not significantly impacted by currency fluctuations, unless the macro-economic circumstances generating the currency fluctuations impact volume. Generally, efficient, dollar-driven global ingredient markets cause local currency ingredient prices to adjust quickly to changes in exchange rates. Due to the usually quick turnover of ingredient inventories and the industry's practice of pricing based on a margin over ingredient costs, such changes in local currency costs are soon reflected in the local currency price of feed products. For these reasons, changes in the dollar cost of ingredients generally have a greater impact on the Company's dollar translated selling prices and ingredient costs than changes in exchange rates.

RESULTS OF OPERATIONS - DOLLARS IN MILLIONS

     (unless otherwise noted, all references herein to prices, costs and margins reflect U.S. Dollar results after translation of foreign currency financial statements in accordance with SFAS No. 52)


                               Three Months Ended May 31, 1999                        Nine Months Ended May 31, 1999
                      --------------------------------------------------   -----------------------------------------------------
                      Consolidated    Americas     Europe       Asia       Consolidated    Americas      Europe        Asia
                      -------------  ----------- ----------- -----------   -------------- ------------ ------------ ------------

Net sales             $    311.8       $  145.2    $   82.9    $   83.7    $    954.9     $    432.6   $    266.3    $    256.0
Operating profit      $     16.1 (a)   $    7.5    $    4.3    $    8.0    $     54.2 (a) $     23.3   $     14.7    $     25.9

Tons of feed sold      1,240,000        544,000     377,000     319,000     3,728,000      1,626,000    1,145,000       957,000
IOIC                  $     87.1       $   35.1    $   28.0    $   24.0    $    267.5     $    108.5   $     89.5    $     69.5


                               Three Months Ended May 31, 1998                        Nine Months Ended May 31, 1998
                      --------------------------------------------------   -----------------------------------------------------
                      Consolidated    Americas     Europe       Asia       Consolidated    Americas      Europe        Asia
                      -------------  ----------- ----------- -----------   -------------- ------------ ------------ ------------

Net sales             $    351.1       $  154.8    $   99.6    $   96.7    $  1,058.9     $    460.2   $    303.7    $    295.0
Operating profit      $     11.4 (a)   $    7.7    $    2.8    $    4.5    $     40.9 (a) $     21.7   $      8.0    $     22.5

Tons of feed sold      1,304,000        558,000     404,000     342,000     3,890,000      1,604,000    1,204,000     1,082,000
IOIC                  $     82.3       $   35.5    $   28.4    $   18.4    $    255.4     $    104.5   $     85.7    $     65.2


(a) Consolidated operating profit includes unallocated corporate expenses, provisions for restructuring and gains on sale of property. Refer to the Geographic Segment Information in the notes to the condensed financial statements for a reconciliation of consolidated operating profit.

Net Sales

     Lower volume and lower selling prices caused consolidated net sales to decrease $39.3 million or 11.2% in the third quarter and $104.0 million or 9.8% in the nine months ended May 31, 1999 as compared to the same periods last year. Volume decreased 64,000 tons or 4.9% in the third quarter and 162,000 tons or 4.2% in the nine months. Most of the decline in volume occurred in Europe and Asia. Average selling prices declined $18 per ton or 6.6% in the third quarter and $16 per ton or 5.9% in the nine-month period. The lower selling prices reflect lower commodity costs relative to the same periods last year, consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs.

     Net sales in the Americas decreased $9.6 million or 6.2% in the third quarter and $27.6 million or 6.0% in the nine months ended May 31, 1999 as compared to the same periods last year. Average selling prices declined $11 per ton in the third quarter and $21 per ton in the nine months primarily as a result of lower ingredient costs everywhere except Colombia where a new value added tax on certain ingredient purchases went into effect on January 1, 1999. The losses in revenue per ton were accompanied by a 14,000 ton or 2.5% decrease in volume during the third quarter. Volume declined 20% in Brazil following a slowdown in its economy and 12% in Colombia, where an earthquake in January affected the local market for some of the Company's dealers. The volume declines in Brazil and Colombia were mostly offset by increased sales of poultry feed in Venezuela. Year-to-date volumes in the Americas are 1.4% higher than last year due to strong first quarter hog and shrimp feed sales in Mexico.

     Net sales in Europe decreased $16.7 million or 16.8% in the third quarter and $37.4 million or 12.3% in the nine months ended May 31, 1999 as compared to the same periods last year. Average selling prices declined $27 per ton in the third quarter and $20 per ton in the nine months (versus the prior year) primarily as a result of lower ingredient costs, consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs. Volumes were down 27,000 tons or 6.7% in the third quarter and 59,000 tons or 4.9% in the nine-month period primarily due to the December sale of an unprofitable subsidiary of the Company's French subsidiary. Increased volume in Spain mitigated the European volume decline for both periods.

     Net sales in Asia decreased $13.0 million or 13.4% in the third quarter and $39.0 million or 13.2% in the nine months ended May 31, 1999 as compared to the same periods last year. Volume for the Asia region was down 23,000 tons or 6.7% in the third quarter and 125,000 tons or 11.6% in the nine-month period. Nearly all of the volume declines occurred in Korea where low hog prices following last year's financial crisis reduced demand for the Company's higher-price, higher-performance hog feeds. Average selling prices in Asia declined by $20 per ton or 7.2% in the second quarter and $5 per ton or 1.9% in the nine-month period primarily as a result of lower ingredient costs.

Operating Profit

     Consolidated operating profit increased $4.7 million or 41.2% in the third quarter and $13.3 million or 32.5% in the nine months ended May 31, 1999 as compared to the same periods last year. Operating profit increased significantly in the third quarter due to both improved margins in Asia and lower operating expenses in Europe. The third quarter increase in operating profit combined with better margins in Europe during the first half of the year account for most of the improvement in operating results for the nine months ended May 31, 1999. In addition, the prior year-to-date results include restructuring charges of $2.0 million related to rationalization of facilities and overhead in Europe.

     Operating profit in the Americas decreased $0.2 million or 2.6% in the third quarter but increased by $1.6 million or 7.4% in the nine months ended May 31, 1999 as compared to the same periods last year. In the third quarter, the Americas' IOIC decreased $0.4 million or 1.1%. This reflects a $2.1 million decline in IOIC in Brazil, where volumes and margins languished following the January devaluation of the Brazilian currency and the subsequent slowdown in its economy. The decline in IOIC in Brazil was mostly offset by continued improvement in Venezuela, where the Company's affiliate has experienced strong volumes for poultry feeds. The year-to-date improvement in operating profit occurred in the first quarter when significant gains in Mexico and Venezuela were only partially offset by a $1.8 million charge to settle a claim by a former joint venture partner in Chile.

     Operating profit in Europe increased $1.5 million or 53.6% in the third quarter and $6.7 million or 83.8% in the nine months ended May 31, 1999 as compared to the same periods last year. In the third quarter, IOIC declined by $0.4 million or 1.4% reflecting the loss of volume caused by the sale of an unprofitable subsidiary of the Company's French subsidiary. This loss in volume was only partially offset by an increase in volume in Spain. While IOIC declined in the third quarter, operating profit improved as a result of a $1.9 million reduction in operating expenses. Most of the reduction in expenses occurred in France and Italy. The operations in France, Italy and Spain accounted for nearly all of the improvement in third quarter operating profit. In the nine months ended May 31, 1999, operating profit in Europe improved significantly due to improved margins across the region and lower operating expenses in France and Italy. IOIC increased $3.8 million or 4.4% in the nine-month period as average selling prices declined by $7 per ton less than average ingredient costs due in part to a change in product mix.

     Operating profit in Asia increased $3.5 million or 77.8% in the third quarter and $3.4 million or 15.1% in the nine months ended May 31, 1999 as compared to the same periods last year. Ingredient costs in the region declined $18.6 million or $42 per ton in the third quarter and $43.3 million or $18 per ton in the nine months ended May 31, 1999, reflecting lower worldwide commodity prices compared to the same periods last year. Despite a decline in volumes, IOIC improved by $5.6 million or 30.4% in the third quarter and $4.3 million or 6.6% in the nine month period because average selling prices declined by less than average ingredient costs. The increase in third quarter IOIC reflects a significant movement toward pre-crisis unit margins, specifically in Korea. Some of the increase in IOIC during both periods was offset by an increase in operating expenses which resulted from translating relatively constant local currency costs at stronger foreign currency exchange rates.

Earnings Before Income Taxes

     Earnings before income taxes increased $11.8 million or 147.5% to $19.8 million in the third quarter and $32.7 million or 148.6% to $54.7 million in the nine months ended May 31, 1999 as compared to the same periods last year.

     Interest expense totaled $1.7 million and $6.9 million in the third quarter and the nine months ended May 31, 1999, respectively, compared to $3.4 million and $9.5 million for the same periods last year. The decreases are primarily due to lower levels of debt outstanding during the current periods.

     Other income/expense, net, changed favorably by $5.4 million in the third quarter and $16.8 million in the nine months ended May 31, 1999 compared to the same periods last year. Translation and exchange gains were $1.9 million higher in the third quarter this year as a result of foreign currency exchange gains on U.S. Dollar denominated debt in Brazil and Mexico. For the nine month period, translation and exchange losses were $9.6 million higher last year as a result of foreign currency exchange losses on U.S. Dollar denominated debt in Korea and Colombia and translation losses on local currency denominated net monetary assets in Mexico, where the Company previously used hyper-inflationary accounting. Investment income was $1.0 million higher in this year's third quarter and $4.7 million higher in the nine months ended May 31, 1999 due to higher levels of interest bearing investments. Earnings for last year's third quarter were adversely impacted by a $2.5 million charge to write-off deferred financing costs associated with a credit facility the Company elected not to close.

Net Earnings

     Net earnings increased $10.1 million or 297.1% to $13.5 million in the third quarter and $23.0 million or 244.7% to $32.4 million in the nine months ended May 31, 1999 as compared to the same periods last year. Income taxes, which included United States and foreign taxes, were 31.8% and 40.8% of pre-tax earnings for the third quarter and the nine months ended May 31, 1999, respectively, compared to 57.5% and 57.3% for the same periods last year. The lower effective rate for the current periods resulted from a reduction in valuation allowances against certain deferred tax assets and changes in the earnings mix including profits in countries that previously had losses for which no tax benefit could be recognized. During the current nine-month period, a $1.5 million tax benefit has been recognized to reduce valuation allowances against tax loss carryforwards in France and Spain and tax credit carryforwards in Mexico. Further reductions in valuation allowances will occur if the operations in these countries remain profitable.

Financial Condition

     Cash flows from operations were $88.0 million and break-even for the nine months ended May 31, 1999 and 1998, respectively. The significant increase in operating cash flows between the two periods resulted from the improvement in earnings and changes in working capital during the respective periods. Receivables and inventories declined significantly during the nine months ended May 31, 1999. Approximately $12 million of receivables due from Ralston were collected during the current nine months. In addition, receivables declined by nearly $6 million in Mexico due to timing of shrimp feed sales which are at their highest between June and October. During last year's nine month period, receivables in Mexico declined by only $2 million reflecting lower volumes for shrimp feed. Consolidated inventories declined by $11 million during the nine months ended May 31, 1999 due to lower volumes in Asia, lower worldwide grain prices and strategic grain purchases made in Mexico in August 1998. Conversely, inventories increased by $27 million during the nine months ended May 31, 1998 with approximately $17 million of the increase occurring in Korea. This reported increase in Korea's inventories differs from the change in the historical Dollar cost of inventories due to the combined impact of exchange rate variations and use of the local currency as the functional currency in Korea. For reporting purposes, changes in Korea's inventories are measured in local currency and then translated into Dollars. By comparison, the historical Dollar cost of inventories in Korea increased by around $9 million during the nine months ended May 31, 1998. Korea's raw material inventory levels were up at May 31, 1998 as a result of sales volume declines taking effect after ingredients were purchased.

     Agribrands is continually evaluating new investment opportunities. In last year's nine month period, the Company spent $16.6 million to purchase businesses in Venezuela, Italy and China. These acquisitions were funded through a combination of net proceeds from Ralston and local country borrowings. If these acquisitions had occurred as of September 1, 1997, they would not have had a material effect on net sales or net earnings during any of the periods reported.

     Capital expenditures, primarily to replace or enhance existing production facilities and equipment, totaled $21.7 million and $34.9 million during the nine months ended May 31, 1999 and 1998, respectively.

     The Company's subsidiaries generally fund their working capital needs through short-term borrowings provided by local country banks and branches of multi-national banks. Intercompany loans are also used by the Company if they reduce external local borrowing costs by more than the opportunity cost of lower U.S. invested reserves.

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

     On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands common stock in open market transactions at management's discretion and depending on market conditions. The Company purchased 177,400 shares of Agribrands common stock during the nine months ended May 31, 1999.

Year 2000 Costs

     Many computer systems and other systems with embedded chip technology process dates based on two digits for the year of a transaction rather than a full four digits. These systems are unable to properly process dates in the year 2000 and beyond. Agribrands utilizes a number of computer systems across its worldwide operations. The Company has identified its significant software coding issues related to the year 2000 date recognition for key financial and operational systems. The Company has already resolved the year 2000 matter at a number of its locations and plans to continue resolving the matter through either replacement of existing systems with new year 2000 compatible systems or reprogramming existing systems. Agribrands spent approximately $1.0 million to replace existing hardware and software during the nine months ended May 31, 1999. The Company incurred costs for year 2000 reprogramming of existing systems of approximately $0.6 million and $0.4 million during the nine months ended May 31, 1999 and 1998, respectively. To make all of its systems year 2000 compliant, the Company estimates incurring an additional $0.3 million of reprogramming costs and spending an additional $0.3 million on replacement hardware and software. Completion of all reprogramming, hardware and software replacement, and appropriate testing is expected to occur by August 31, 1999. All costs related to the reprogramming of existing systems for the year 2000 issue are expensed as incurred. Hardware and software replacement costs will be capitalized.

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

     The Company's key financial information systems in Europe are equipped to process both Euro and legacy currency transactions during the transition period from January 1, 1999 through January 1, 2002; however, they are not ready to handle the July 1, 2002 withdrawal of all legacy currencies. Management is currently planning to modify the Company's key financial systems so they can handle the July 1, 2002 mandatory conversion to the Euro. The Company has not yet incurred any costs associated with the conversion. To modify the key financial systems so they can handle the mandatory conversion, the Company anticipates incurring $0.2 million of reprogramming costs and spending approximately $0.2 million on new software. All reprogramming costs will be expensed as incurred, and all software costs will be capitalized. The Company plans to complete system modifications and necessary testing by September 1, 2001.

     From a broader business perspective, conversion to the Euro may cause pricing disparities in different markets to narrow, lowering the Company's margins. Nevertheless, the Company believes the conversion to the Euro will not have a material impact on the Company's consolidated financial results.

Mexico's Status as a Highly Inflationary Economy

     Effective March 1, 1999, Mexico ceased to be considered a highly inflationary economy as defined by generally accepted accounting principles, and the Company's subsidiary in Mexico started using the Mexican Peso as its functional currency. As a result, changes in the value of the Peso versus the Dollar could lead to material exchange gains or losses. The Company currently provides approximately $16 million of intercompany, dollar-denominated financing to the Mexican affiliate and does not anticipate changing this structure merely to avoid exchange gains and losses. Management views exchange gains and losses on Dollar liabilities as having neither economic nor cash flow impact on a consolidated basis. Economic effects (in Dollar terms) of exchange rate changes are a consequence of net working capital either directly or indirectly denominated in the local currency.

Outlook

     Assuming relative economic stability in its major markets, the Company views the recent quarters' operating results to be reasonably representative of its near-term prospects. While continuing to explore strategic alternatives for long-term growth and searching for attractive investment opportunities, management remains focused on optimizing the performance of its existing operations.

     Net earnings are more difficult to forecast due, in particular, to the unpredictability of translation and exchange gains and losses as a result of volatile exchange rates and changing capital structures within the foreign affiliates. Currently, the Company's most significant exposures to translation and exchange gains and losses impacting net earnings are in Brazilian Real, Canadian Dollars, Mexican Pesos and Korean Won.

     Due to the spread of earnings across numerous taxing jurisdictions, the Company's effective tax rate has also contributed to net earnings volatility. The effective tax rate will continue to be sensitive to the Company's earnings mix across countries, foreign tax laws, and decisions regarding repatriation of foreign earnings. In addition, changes in circumstances surrounding valuation allowances taken against tax loss carryforwards and tax credit carryforwards could lead to one-time reductions in the effective tax rate. Nevertheless, based on projected earnings mix and tax planning initiatives, management now believes its sustainable average effective tax rate will be less than 40%.

Forward-looking Statements & Business Risks

     Certain statements in this report are "forward-looking statements" within the meaning of the federal securities law. This includes statements concerning plans and objectives of management relating to Agribrands' operations or economic performance, and assumptions related thereto. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual events or results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the Company's limited operating history as an independent public company, its obligations to Ralston (such as its indemnification obligations, pet food non-compete and tax sharing obligations), changes in general economic and business conditions (including agricultural markets) in the various regions of the world in which Agribrands operates, Agribrands' ability to recover its raw material costs in the pricing of its products, the availability of capital and ingredients on acceptable terms, actions of competitors and government entities, political and economic instability in countries or regions where Agribrands business is conducted, the level of demand for Agribrands' products, changes in Agribrands' business strategies and repercussions surrounding year 2000 and EMU matters.

     Agribrands, as a supplier of animal feeds and other animal health and nutrition products, is also subject to the risks and uncertainties associated with the animal production industry and the resulting fluctuations in demand for Agribrands' products. The animal production industry in a particular country can be negatively affected by a number of factors, including macro economic conditions, weather conditions, commodity prices, price controls, alternative feed sources, the market price of livestock, poultry and other animals, animal diseases (such as BSE or mad cow disease, hoof and mouth disease, avarian flu and white spot disease in shrimp), changes in consumer demand (including changes due to contamination scares, such as the dioxin issue in Belgium, or resistance to genetically modified organisms), real estate values, government farm programs and other government regulations, restrictive quota and trade policies and tariffs, production difficulties, including capacity and supply constraints, labor disputes and general economic conditions.

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

-------------------------------------------------------------------------------------------------------
                                       AGRIBRANDS INTERNATIONAL, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                 (Dollars in millions except per share data)


                                                  Quarter Ended                   Nine Months Ended
                                                     May 31,                           May 31,
                                               ------------------------       -------------------------
                                               1999            1998           1999             1998
                                               ----            ----           ----             ----
Net Sales                                      $ 311.8         $  351.1       $ 954.9       $ 1,058.9
Costs and Expenses
     Cost of products sold                       261.9            304.4         796.3           909.7
     Selling, general and administrative          33.8             35.3         104.9           106.7
     Interest                                      1.7              3.4           6.9             9.5
     Provisions for restructuring                  -                -             -               2.0
     Gain on sale of property                      -                -            (0.5)           (0.4)
     Other (income)/expense, net                  (5.4)             -            (7.4)            9.4
                                               --------        --------        -------       ---------
                                                 292.0            343.1         900.2         1,036.9
                                               --------        --------        -------       ---------
Earnings before Income Taxes                      19.8              8.0          54.7            22.0
Income Taxes                                       6.3              4.6          22.3            12.6
                                               --------        --------        -------       ---------
Net Earnings                                   $  13.5         $    3.4       $  32.4       $     9.4
                                               ========        ========       ========      ==========
Earnings Per Share
     Basic                                     $  1.29         $    .32       $  3.06       $     .88
                                               ========        ========       ========      ==========
     Diluted                                   $  1.27         $    .32       $  3.02       $     .88
                                               ========        ========       ========      ==========

                             See Accompanying Notes to Condensed Financial Statements


                                       AGRIBRANDS INTERNATIONAL, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                           (Dollars in millions)

                                                              May 31,            August 31,
                                                                1999                1998
                                                          -----------------    ---------------
Assets
Current Assets
     Cash and cash equivalents                                 $   171.4           $   136.5
     Marketable securities                                           1.6                 1.5
     Receivables, less allowance for doubtful accounts              75.5               103.0
     Inventories                                                    85.3                98.8
     Other current assets                                            5.5                11.1
                                                          -----------------    ---------------
       Total Current Assets                                        339.3               350.9
                                                          -----------------    ---------------

Investments and Other Assets                                        52.8                50.9

Property at Cost                                                   350.3               346.9
Accumulated Depreciation                                          (170.7)             (170.3)
                                                          -----------------    ---------------
                                                                   179.6               176.6
                                                          -----------------    ---------------

         Total                                                 $   571.7           $   578.4
                                                          =================    ===============

Liabilities and Shareholders' Equity
Current Liabilities
     Current maturities of long-term debt                      $     3.7           $     8.7
     Notes payable                                                  26.1                46.9
     Accounts payable and accrued liabilities                      125.2               132.8
     Income taxes                                                    8.9                 8.8
                                                          -----------------    ---------------
       Total Current Liabilities                                   163.9               197.2
                                                          -----------------    ---------------

Long-Term Debt                                                       9.5                14.2
Deferred Income Taxes and Other Liabilities                         30.8                27.6

Shareholders' Equity
     Common stock                                                     .1                  .1
     Capital in excess of par                                      419.5               419.5
     Retained earnings                                              38.5                 6.1
     Cumulative translation adjustment                             (84.8)              (86.3)
     Common stock in treasury, at cost                              (5.8)                -
                                                          -----------------    ---------------
     Total Shareholders' Equity                                    367.5               339.4
                                                          -----------------    ---------------

         Total                                                 $   571.7           $   578.4
                                                          =================    ===============

                            See Accompanying Notes to Condensed Financial Statements


                                          AGRIBRANDS INTERNATIONAL, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Dollars in millions)

                                                                                  Nine Months Ended
                                                                                       May 31,
                                                                            ------------------------------
                                                                                1999             1998
                                                                            --------------   -------------
Cash Flow from Operations
     Net earnings                                                              $  32.4         $    9.4
     Non-cash items included in income
       Depreciation and amortization                                              17.6             15.2
       Translation and exchange loss                                               0.6             10.2
       Non-cash restructuring                                                      -                0.7
       Deferred income taxes                                                       4.1             (7.2)
       Gain on sale of property                                                   (0.5)            (0.4)
     Changes in operating assets and liabilities used in operations               38.4            (36.8)
     Other, net                                                                   (4.6)             8.9
                                                                            --------------   -------------
                      Net cash provided by operations                             88.0              -
                                                                            --------------   -------------

Cash Flow from Investing Activities
     Acquisitions of businesses                                                    -              (16.6)
     Property additions                                                          (21.7)           (34.9)
     Proceeds from the sale of property                                            2.7              1.2
     Other, net                                                                   (1.2)            (0.4)
                                                                            --------------   -------------
                      Net cash used by investing activities                      (20.2)           (50.7)
                                                                            --------------   -------------

Cash Flow from Financing Activities
     Proceeds from sale of long-term debt                                          8.4             12.9
     Principal payments on long-term debt, including current maturities          (15.2)           (19.5)
     Net (decrease) increase in notes payable                                    (19.9)            28.6
     Treasury stock purchases                                                     (5.8)             -
     Net transactions with Ralston                                                 -              102.3
                                                                            --------------   -------------
                      Net cash (used by) provided by financing activities        (32.5)           124.3
                                                                            --------------   -------------

   Effect of Exchange Rate Changes on Cash and Cash Equivalents                   (0.4)            (6.6)
                                                                            --------------   -------------
   Net Increase in Cash and Cash Equivalents                                      34.9             67.0
   Cash and Cash Equivalents, Beginning of Period                                136.5             25.2
                                                                            --------------   -------------
   Cash and Cash Equivalents, End of Period                                    $ 171.4         $   92.2
                                                                            ==============   =============

                             See Accompanying Notes to Condensed Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                              (Dollars in millions)


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

          The Balance Sheets as of May 31, 1999 and August 31, 1998 and the Statement of Earnings for the nine months ended May 31, 1999 are presented on a consolidated basis. The Statement of Earnings for the nine months ended May 31, 1998 includes the combined results of operations of the Agribrands businesses under Ralston for the seven months prior to the Distribution Date and the consolidated results of operations of the Company for the two month period ended May 31, 1998. The combined results for the period prior to the Distribution Date include revenues and expenses that are directly related to the Agribrands businesses.

Note 3 - Effective with the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No.
          130), "Reporting Comprehensive Income." SFAS No. 130 requires that noncash changes in shareholders equity be combined with net income and reported in a new financial statement category entitled "comprehensive income." The following table sets forth the components of comprehensive income:

        --------------------------------------------------------------------------------------------
                                                       Quarter Ended           Nine Months Ended
                                                          May 31,                   May 31,
                                                    -------------------        --------------------
                                                    1999        1998            1999       1998
                                                    ----        ----            ----       ----
        Net earnings                                $  13.5    $    3.4         $  32.4   $    9.4
        Foreign currency translation adjustment         0.9        10.1             1.5      (16.9)
                                                    -------    --------         -------   ---------
        Comprehensive income                        $  14.4    $   13.5         $  33.9   $   (7.5)
                                                    =======    ========         =======   =========

Note 4 -   GEOGRAPHIC SEGMENT INFORMATION

                                                            Quarter Ended                        Nine Months Ended
                                                               May 31,                                May 31,
                                                  -----------------------------------   ------------------------------------
                                                       1999               1998                1999               1998
                                                  ----------------  -----------------   -----------------  -----------------
   Sales
   -----
        Americas                                        $ 145.2           $ 154.8             $ 432.6         $    460.2
        Europe                                             82.9              99.6               266.3              303.7
        Asia                                               83.7              96.7               256.0              295.0
                                                  ----------------  -----------------   -----------------  -----------------
             Total                                      $ 311.8           $ 351.1             $ 954.9         $  1,058.9
                                                  ================  =================   =================  =================

   Operating Profit
   ----------------
        Americas                                        $   7.5           $   7.7              $ 23.3             $ 21.7
        Europe                                              4.3               2.8                14.7                8.0
        Asia                                                8.0               4.5                25.9               22.5
        Provisions for Restructuring                        -                 -                   -                 (2.0)
        Gain on Sale of Property                            -                 -                   0.5                0.4
        Unallocated Corporate Expenses                     (3.7)             (3.6)              (10.2)              (9.7)
                                                  ----------------  -----------------   -----------------  -----------------
             Operating Profit                              16.1              11.4                54.2               40.9
        Interest Expense                                   (1.7)             (3.4)               (6.9)              (9.5)
        Other Income/(Expense), Net                         5.4               -                   7.4               (9.4)
                                                  ----------------  -----------------   -----------------  -----------------
             Earnings Before Income Taxes               $  19.8           $   8.0              $ 54.7             $ 22.0
                                                  ================  =================   =================  =================


                                                         May 31,                  August 31,
                                                           1999                      1998
                                                   ---------------------      --------------------
   Total Assets
   ------------
        Americas                                         $ 165.5                    $ 188.7
        Europe                                             116.7                      139.7
        Asia                                               143.4                      132.5
        Unallocated Corporate Assets                       146.1                      117.5
                                                   ---------------------      --------------------
             Total                                       $ 571.7                    $ 578.4
                                                   =====================      ====================

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

Note 5 -  There  were   10,490,511  and   10,668,571   shares  of  common  stock
          outstanding at May 31, 1999 and August 31, 1998, respectively.

          Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Quarter ended               Nine Months ended May 31,
                                                                         May 31,
                                                              -------------------------------  ------------------------------
                                                                  1999             1998            1999             1998
                                                              --------------  ---------------  --------------  --------------
    Numerator:
         Numerator for basic earnings per share -
           Net earnings                                      $      13.5     $       3.4      $      32.4     $       9.4
          Effect of dilutive securities                               -               -                -               -
                                                             --------------  ---------------  --------------  ---------------
         Numerator for dilutive earnings per share -
           Net earnings                                      $      13.5     $       3.4      $      32.4     $       9.4
                                                             ==============  ===============  ==============  ===============
    Denominator:
        Denominator for basic earnings per share -
           Weighted-average shares (1)                        10,504,726      10,668,571       10,603,807      10,668,571
        Effect of dilutive securities:
           Stock options (2)                                     147,752           -              116,358           -
                                                             --------------  ---------------  --------------  ---------------
        Denominator for dilutive earnings per share -
           Weighted-average shares and assumed conversions    10,652,478      10,668,571       10,720,165      10,668,571
                                                             ==============  ===============  ==============  ===============
    Basic earnings per share (3)                             $      1.29     $       .32      $      3.06     $       .88
                                                             ==============  ===============  ==============  ===============
    Diluted earnings per share (3)                           $      1.27     $       .32      $      3.02     $       .88
                                                             ==============  ===============  ==============  ===============

     (1) Assumes 10,668,571 shares outstanding during periods prior to the Distribution Date.

     (2) Options to purchase 1,110,500 shares of common stock at prices ranging from $34.25 to $36.68 per share were outstanding during the quarter and nine months ended May 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective periods.

     (3) The sum of quarterly EPS data will not necessarily equal year-to-date EPS data.

Note 6 -  Receivables consist of the following:

                                              May 31, 1999       August 31, 1998
                                           ----------------    -----------------
       Gross receivables                       $   86.0             $ 113.4
       Allowance for doubtful accounts            (10.5)              (10.4)
                                           ----------------    -----------------
                                               $   75.5             $ 103.0
                                           ================    =================

Note 7 -  Inventories consist of the following:

                                              May 31, 1999       August 31, 1998
                                           -----------------    ----------------
               Raw materials and supplies        $ 64.6               $ 77.8
               Finished products                   20.7                 21.0
                                           -----------------    ----------------
                                                 $ 85.3               $ 98.8
                                           =================    ================

Note 8 -  Investments and Other Assets consist of the following:

                                                   May 31, 1999  August 31, 1998
                                                  -------------   ------------
     Goodwill, net of accumulated amortization of
     $6.6 at May 31 and $5.6 at August 31           $ 29.5           $ 32.4
     Investments in affiliated companies               6.6              6.6
     Deferred charges and other assets                16.7             11.9
                                                  -------------   ------------
                                                    $ 52.8           $ 50.9
                                                  =============   ============

Note 9 -  Accounts payable and accrued liabilities consist of the following:

                                              May 31, 1999      August 31, 1998
                                             ---------------    ---------------
               Trade accounts payable            $   76.9           $   81.4
               Incentive compensation,
                  salaries and vacations             14.3               15.8
               Restructuring reserves                 0.4                1.3
               Other items                           33.6               34.3
                                             ---------------    ---------------
                                                 $  125.2           $  132.8
                                             ===============    ===============

Note 10 - Other (income)/expense, net consists of the following:


                                                            Quarter Ended              Nine Months Ended
                                                               May 31,                      May 31,
                                                         ----------------------       -------------------
                                                         1999            1998         1999           1998
                                                         ----            ----         ----           ----
               Translation and exchange (gain)/loss      $  (2.9)       $ (1.0)     $  0.6        $ 10.2
               Investment income                            (2.5)         (1.5)       (8.0)         (3.3)
               Write-off of deferred financing costs         -             2.5         -             2.5
                                                         --------       -------     -------       -------
                                                         $  (5.4)       $  -        $ (7.4)       $  9.4
                                                         ========       =======     =======       =======

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

                         AGRIBRANDS INTERNATIONAL, INC.
                    SELECTED QUARTERLY FINANCIAL INFORMATION
                              (Dollars in Millions)
                                   (Unaudited)

FISCAL 1999
                                                      First            Second          Third
                                                   -------------    -------------   -------------
Tons of feed product sold (in thousands)
        Americas                                           557              525             544
        Europe                                             392              376             377
        Asia                                               329              309             319
                                                   -------------    -------------   -------------
             Total                                       1,278            1,210           1,240
                                                   =============    =============   =============

Income over Ingredient Costs
        Americas                                        $ 40.3           $ 33.1          $ 35.1
        Europe                                            32.1             29.4            28.0
        Asia                                              22.5             23.0            24.0
                                                   -------------    -------------   -------------
             Total                                      $ 94.9           $ 85.5          $ 87.1
                                                   =============    =============   =============

Depreciation and Amortization
        Americas                                        $  2.0           $  2.1          $  2.0
        Europe                                             2.0              2.1             2.0
        Asia                                               1.7              1.8             1.9
                                                   -------------    -------------   -------------
             Total                                      $  5.7           $  6.0          $  5.9
                                                   =============    =============   =============

Translation and Exchange (Gain)/Loss
        Americas                                        $  0.1           $  4.0          $ (2.6)
        Europe                                             0.2              -               -
        Asia                                              (0.4)            (0.4)           (0.3)
                                                   -------------    -------------   -------------
             Total                                      $ (0.1)          $  3.6          $ (2.9)
                                                   =============    =============   =============


FISCAL 1998
                                                      First            Second          Third            Fourth
                                                   -------------    -------------   -------------    -------------
Tons of feed product sold (in thousands)
        Americas                                           524              522             558              586
        Europe                                             393              407             404              381
        Asia                                               384              356             342              321
                                                   -------------    -------------   -------------    -------------
             Total                                       1,301            1,285           1,304            1,288
                                                   =============    =============   =============    =============

Income over Ingredient Costs
        Americas                                        $ 35.2           $ 33.8          $ 35.5           $ 40.7
        Europe                                            29.3             28.0            28.4             29.5
        Asia                                              27.6             19.2            18.4             20.2
                                                   -------------    -------------   -------------    -------------
             Total                                      $ 92.1           $ 81.0          $ 82.3           $ 90.4
                                                   =============    =============   =============    =============




FISCAL 1998 (continued)
                                                      First            Second          Third            Fourth
                                                   -------------    -------------   -------------    -------------
Depreciation and Amortization
        Americas                                        $  1.6           $  1.7          $  1.9           $  1.8
        Europe                                             1.9              1.9             2.2              2.3
        Asia                                               1.5              1.1             1.4              1.9
                                                   -------------    -------------   -------------    -------------
             Total                                      $  5.0           $  4.7          $  5.5           $  6.0
                                                   =============    =============   =============    =============

Translation and Exchange (Gain)/Loss
        Americas                                        $  2.7           $  1.4          $  1.3           $  3.7
        Europe                                             0.1              0.1            (0.4)            (0.3)
        Asia                                               2.7              4.2            (1.9)            (0.8)
                                                   -------------    -------------   -------------    -------------
             Total                                      $  5.5           $  5.7          $ (1.0)          $  2.6
                                                   =============    =============   =============    =============



PART II - OTHER INFORMATION

     There is no information required to be reported under any items except those indicated below.


     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits filed with this Report:

               (10.1) Form of Separation  Agreement with Gonzalo Dal Borgo dated
                      April 7, 1999

               (27)   Financial Data Schedule


          (b)  Reports on Form 8-K:

                    No Current Reports on Form 8-K were filed by the Company during the quarter ended May 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AGRIBRANDS INTERNATIONAL, INC.
                              -----------------------------------
                              Registrant

                              By:  /s/  David R. Wenzel
                              -----------------------------------
                                David R. Wenzel
                                Chief Financial Officer

Date:  June 29, 1999

EXHIBIT INDEX
-------------


Exhibits
--------



          EX-10.1 Form of  Separation  Agreement  with  Gonzalo  Dal Borgo dated
                  April 7, 1999.

          EX-27   Financial data schedule for 3rd Quarter of Fiscal 1999.