Form 10-K
period 1999-08-31
AGRIBRANDS INTERNATIONAL INC
filed 1999-10-28
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1999 or
[   ] Transition   report  pursuant  to section  13 or 15(d)  of the  Securities
Exchange Act of 1934 for the transition period from _________ to _________.

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

                9811 SOUTH FORTY DRIVE, ST. LOUIS, MISSOURI 63124
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


         The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $509,954,141, based upon the closing market price on October 1, 1999. Excluded from this figure is the voting stock held by Registrant's

Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.

         The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 1, 1999: 10,363,016.

                      Documents Incorporated by Reference:

         Portions of Registrant's Notice of Annual Meeting and Proxy Statement relating to its 2000 Annual Meeting (to be filed) are incorporated by reference into Part III of the Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page
INTRODUCTION

       Forward Looking Statements                                              4
       Risk Factors                                                            4

PART I
       Item 1.   Business                                                     10
       Item 2.   Properties                                                   17
       Item 3.   Legal Proceedings                                            19
       Item 4.   Submission of Matters to a Vote of Security Holders          20

PART II
       Item 5.   Market for the Registrant's Common Equity and Related        21
                 Stockholder Matters
       Item 6.   Selected Financial Data                                      22
       Item 7. Management's Discussion and Analysis of Financial Condition 23 And Results of Operations
       Item 7A.  Quantitative and Qualitative Disclosures about Market Risk   37
       Item 8.   Financial Statements and Supplementary Data                  37
       Item 9.   Changes in and Disagreements with Accountants on             66
                 Accounting and Financial Disclosure

PART III
        Item 10. Directors and Executive Officers of the Registrant           66
        Item 11. Executive Compensation                                       66
        Item 12. Security Ownership of Certain Beneficial Owners and
                 Management                                                   66
        Item 13. Certain Relationships and Related Transactions               66

PART IV
        Item 14. Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                                     66

FORWARD-LOOKING STATEMENTS

         Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (which may use words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are described below and elsewhere in this report. Such factors include, among others, the following: (i) changing conditions or market trends in the animal feeds and agricultural products industries; (ii) general economic and business conditions, including a regional recession in any of the various regions of the world in which Agribrands operates; (iii) the ability of the Company to implement its business strategy and maintain and enhance its competitive strengths; (iv) the ability of the Company to recover its raw material costs in the pricing of its products, (v) political and economic instability in countries or regions where the Company's business is conducted,
(vi) the level of demand for Agribrands' products,(vii) the ability of the Company to obtain financing for specific or general corporate purposes; (viii) actions of competitors and government entities; (ix) availability of key personnel; (x) industry capacity trends; and (xi) changes in the economic or financial impact of, or failure to comply with, government regulations. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, and neither Agribrands nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Any forward-looking statements contained herein speak solely as of the date as of which such statements are made, and Agribrands undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.


RISK FACTORS

Company and Industry Specific Risks

Limited Operating History as an Independent Company

         The  assets  associated  with  Ralston  Purina  Company's   ("Ralston")
international animal feeds and agricultural products business were first contributed to Agribrands International, Inc. ("Agribrands" or the "Company") on April 1, 1998 when the shares of Agribrands were distributed to the Ralston shareholders (the "Distribution"). As a result, Agribrands has a limited operating history as an independent company. While the business conducted by Agribrands and its subsidiaries was profitable as part of Ralston, and has been profitable since the Distribution, there is no assurance that it will continue to be operated profitably as a stand-alone public company. In addition, from time to time, certain local operations of Agribrands have operated at a loss. Agribrands is no longer able to rely on Ralston for financial support or benefit from its relationship with Ralston to obtain credit or receive favorable terms for the purchase or sale of certain goods and services. In addition, except for certain transitional services, Agribrands is responsible for its own corporate administrative services such as tax, treasury, accounting, and legal that were previously provided by Ralston.

  Obligations to Ralston

         Under agreements entered into with Ralston at the time of the Distribution, Agribrands has agreed to indemnify Ralston against, among other things, liabilities relating to the operation of the Agribrands business and other former businesses associated with Ralston's international animal feeds operations, or the ownership of the assets utilized in those businesses, except to the extent such were assumed or retained by Ralston. Agribrands has also agreed that neither Agribrands nor its subsidiaries will enter into certain transactions for three years following the Distribution, and to indemnify Ralston and its shareholders as of the date of the Distribution against tax liabilities incurred by reason of the Distribution being a taxable event if Agribrands engages in any of the restricted transactions.

Animal Feeds Industry

         The Company, as a supplier of animal feeds and other agricultural products, is subject to the risks and uncertainties associated with the animal production industry and the resulting fluctuations in demand for Agribrands' products. The animal production industry, and consequently the animal feeds industry, in a particular country can be negatively affected by a number of factors, including the following: the market price of livestock, poultry and other animals and their food products; alternative feed sources; changes in consumer demand for, and consumption of, grain, meat, fish, milk and eggs; outbreaks of diseases in humans or animals (such as BSE or "mad cow disease" foot and mouth disease or aviarian virus); real estate values; urban development; weather conditions; government farm programs; government regulations; restrictive quota policies and trade policies and tariffs; production difficulties, including capacity and supply surpluses and constraints; and general economic conditions, either local, regional or global. In certain markets, the increasing nutritional efficiency of available feeds has resulted in lower volume demand for feeds. Profit pressure and overcapacity in various markets have led to consolidation of both the feed production and animal production industries in those markets. Larger animal producers have tended to integrate their business by acquiring or constructing feed production facilities to meet some or all of their feed requirements, and consequently have relied less on outside suppliers of animal feeds.

Significant Competitive Activity

         There is substantial excess capacity in the animal feed business worldwide, including the countries in which the Company operates. The Company currently faces intense, and as a result of consolidation may face increasingly intense, competition from large multinational and other international as well as local and regional feed manufacturers, cooperatives, single-owner establishments and government feed companies. Some of these competitors are larger and have greater financial resources than Agribrands, and in some countries cooperatives and government feed companies may have significant financial and political advantages. Because of limited technological or capital constraints on entry to the animal feed industry and the extremely fragmented nature of the industry, new competitors with relatively modest return objectives can arise in any market at any time. In addition, lower priced alternative feed sources or methods of feeding may be elected by Agribrands' customers during times of weak economic conditions affecting their markets and operations.

         Local animal production industries are consolidating as a result of end-product price pressures and overcapacity, and management expects this trend to continue. The tendency of large producers to vertically integrate their businesses by acquiring or constructing feed production facilities has at times led to significantly less reliance on outside suppliers of feed. As the consolidation of animal producers continues, competition is likely to increase among independent feed suppliers, and that industry is also likely to consolidate.

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

         Also, low commodity prices may reduce the value of and demand for complete feeds as livestock and poultry feeders switch to pre-mix or concentrate products which are mixed with directly acquired commodities. A significant reduction in demand for complete feeds could materially affect the utilization of the Company's fixed assets thereby affecting its financial performance.

Raw Material Price Volatility

     The prices of raw materials, such as grain, grain products and protein ingredients, are susceptible to fluctuations, possibly volatile, due to weather conditions, crop disease or pestilence, government regulations, (for example, regulation of genetically modified organisms, "GMOs", Agribrands is investigating the issues surrounding the use of GMO-free ingredients,) economic climate, labor disputes or other unforeseen circumstances. Operating results may be affected by the price volatility of raw materials which constitute a substantial component of the cost of goods sold for the Company's business. The rapid turnover of certain raw material inventory items and, for certain products, the ability to substitute alternative lower cost ingredients to produce feeds with specified nutritional characteristics at a lower total cost may provide Agribrands with some protection against fluctuating raw material prices. Agribrands believes that adequate supplies of its necessary raw materials are available at the present time, but cannot predict future availability or prices of such products and materials. Agribrands may from time to time hedge its commodities purchases or otherwise take market positions in various ingredients. Although they would be intended to ensure supply or establish ingredient costs for anticipated sales volume, such transactions may under certain circumstances magnify the adverse effect of unanticipated changes in market prices.

Non-Compete Agreements

     The Company has agreed with Ralston that, until April 1, 2003, the Company will not engage in the manufacture, distribution or sale of foods for pets, pet products, pet supplies, pet accessories, litter or personal care products for cats, dogs or other pets, subject to certain limited exceptions. If the Company does enter into any of those businesses following the restriction period, it will not have the right to use the trademarks "Purina"(R), "Chow"(R) or the "Checkerboard"(R) logo, on pet food products, other than products produced for Ralston or provided by Ralston.

Year 2000 and European Economic and Monetary Union

         Many computer systems, and other systems with embedded chip technology, process dates based on two digits for the year of a transaction rather than a full four digits. These systems are unable to properly process dates in the year 2000 and beyond. Agribrands utilizes a number of computer systems across its entire worldwide operation. The Company has identified its significant software coding issues related to the year 2000 date recognition for key financial and operational systems.

         Based on the Company's efforts to date, management believes that its systems will be year 2000 compliant. The Company is working with its key customers and suppliers to obtain assurances that their systems are year 2000 compliant. However, the Company does not have any control over these third parties and, as a result, cannot currently determine to what extent future operating results may be adversely effected by the failure of these third parties to successfully address their year 2000 issues. In addition, the Company operates in sixteen countries on four continents at various stages of economic development and is dependent on systems operated by governments, financial institutions, utilities, communications suppliers and others in each of these countries. The failure of any infrastructural systems to be year 2000 compliant could disrupt the Company's business for a period of time and if not quickly resolved could have a material adverse effect on the Company.

         On January 1, 1999, eleven of the European Union countries (including four countries where Agribrands' operations are located) adopted the Euro as their single currency. There is now a fixed conversion rate between their existing currencies ("legacy currencies") and the Euro. The legacy currencies will remain legal tender in the participating countries during the transition period from January 1, 1999 through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

         The Company's key financial information systems in Europe are equipped to process both Euro and legacy currency transactions through the transition period ending January 1, 2002; however, they are not ready to handle the July 1, 2002 withdrawal of all legacy currencies. Management is currently planning to modify the Company's key financial systems so they can handle the July 1, 2002 mandatory conversion to the Euro. The Company has not yet incurred any costs associated with the conversion. To modify the key financial systems so they can handle the mandatory conversion, the Company anticipates incurring $0.2 million of reprogramming costs and spending approximately $0.2 million on new software. All reprogramming costs will be expensed as incurred, and all software costs will be capitalized. The Company plans to complete system modifications and necessary testing by September 1, 2001.

         From a broader business perspective, conversion to the Euro may cause pricing disparities in different markets to narrow, lowering the Company's margins. Nevertheless, the Company believes the conversion to the Euro will not have a material impact on the Company's consolidated financial results.

Foreign Operations Risk

Worldwide Regulatory and Political Risk

         The Company has operating companies in 16 countries around the world and is subject to government regulation and political risk in each market. Because the Company operates primarily through its subsidiaries, it is subject to regulation by numerous common market, national and local governmental entities and agencies around the world. Changes in the laws or administrative practices relating to foreign ownership and control, local employment and benefits, air and water quality, noise pollution, underground fuel storage tanks, waste handling and disposal as well as other regulations intended to protect public health, the environment, currency exchange controls, alienability of property, taxation or other matters in any jurisdiction could have a material adverse effect on the operations and prospects of the Company in such jurisdiction and as a whole. Countries differ widely with respect to legal and political structure and stability and some of these countries lack stable legal and regulatory systems. For example, many European countries, as well as the European Union, have been very active in adopting and enforcing food handling regulations, while many developing countries in which the Company operates have not adopted or enforced significant regulation relating to food safety, the environment, occupational safety, employment practices or other matters extensively regulated in the United States. As such economies develop, it is possible that new and expanded regulations may increase the risk and expense of doing business in these countries. Governmental regulations may also restrict the ability of the Company's operating subsidiaries to remit funds to the Company, or impose minimum requirements as to the capital structure of local operating companies.

         In addition, the Company's operations may at times in the future be subject to expropriation, confiscatory taxation or price controls, and political and economic changes may damage operating and growth prospects by causing political and regulatory uncertainty or economic difficulties. For example, in Europe, any failure of a country in which the Company does business to join the European Union or the European Monetary Union may have a negative effect on borrowing, exchange rates and economic stability in such country, and any delay in the expansion or development of the European Unions may have a negative effect on borrowing, exchange rates and economic stability in Europe as a whole. Furthermore, conversion to the Euro may cause pricing disparities in different markets to narrow, lowering the Company's margins.

Inflation and High Local Interest Rates

         Many countries have in the recent past experienced, and in some cases still experience, substantial or at times extremely high rates of inflation and correspondingly high interest rates. Inflation, hyperinflation and rapid fluctuations in inflation rates have had and may continue to have negative effects on the currencies, economies, capital markets and the business environment of certain countries and could have an adverse effect on various of the Company's operating subsidiaries and investments in those countries, including an adverse effect on their ability to obtain financing.

Currency Fluctuations

         The monetary assets and liabilities of the Company's operating subsidiaries are typically denominated in local currency. Consequently, their value in Dollar terms will fluctuate with changes in the exchange rate between the local currency and the Dollar. Agribrands periodically enters into foreign exchange forward contracts to mitigate economic exposure to changes in exchange rates, but does not, as a matter of policy, hedge against all such exposure. As a result, the Company may experience economic loss with respect to its local currency exposures. In addition, the Company's operating subsidiaries report their results of operations and financial position in the local currency while the Company reports its results of operations and other financial data in U.S. Dollars. Accordingly, the Company's reported operating results and financial position are affected by changes in currency exchange rates between those currencies and the U.S. Dollar. For example, the Company experienced a significant decline in the reported value of its investment in its Korean operating subsidiary as a result of the sharp decline in the value of the Korean Won during fiscal year 1998. Many of the currencies of the countries where the Company operates have experienced steady devaluations relative to the U.S. Dollar. Sudden major adjustments have occurred in the past, may again occur in the future and could have a material adverse effect on the Company.

U.S. Regulation of International Commerce

         The Company is subject to the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or licenses or otherwise obtaining favorable treatment. Although the Company has taken precautions to comply with the FCPA, there can be no assurance that such precautions will protect the Company against liability under the FCPA, particularly as a result of actions which may have been taken in the past or which may be taken in the future by agents and other intermediaries for whose actions the Company may be held liable under the FCPA. In particular, the Company may be held responsible for actions taken by its local agents even though such agents may not be subject to the FCPA. Although these actions may be customary under local practice, they may result in inadvertent violations of the FCPA. Any determination that the Company has violated the FCPA could have a material adverse effect on the Company.

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

International Tax Risks

         Income earned and distributions of those earnings and other payments by the Company's operating subsidiaries are often subject to withholding and other taxes imposed by the jurisdictions in which such entities are formed or operating. In general, a United States corporation may claim a foreign tax credit against any federal income tax expense for local currency foreign withholding taxes and foreign taxes paid directly by corporate entities in which the company owns 10% or more of the voting stock. The ability to claim such foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and the ability of the Company to utilize these credits may be limited because (i) tax rates are higher in certain jurisdictions than the comparable tax rates in the United States or (ii) the Company may not be in a tax-paying position in the United States. Intense focus by tax authorities on intercompany transactions of international companies could lead to challenges of the Company's tax treatment of such items which, if sustained, could generate tax liabilities material to a particular quarter or annual period.

Reporting Standards and Financial Data

         Companies operating overseas are subject to accounting, auditing and financial standards and requirements that differ, in some cases significantly, from those applicable under U.S. GAAP. The Company's ability to comply with the informational and filing requirements will depend on the timely receipt of accurate and complete financial and other information from the Company's operating subsidiaries. The failure to receive such information on a timely basis could have a material adverse effect on the Company, including preventing it from satisfying its informational and filing requirements. Furthermore, maintenance of adequate internal control systems may be made more difficult by the geographical dispersion and autonomous management structure of the Agribrands business.

Entering New Markets

         Agribrands anticipates that it will continue to explore opportunities to enter new geographic markets when appropriate opportunities are identified. Opening new markets can result in increased earnings for the Company, but not all such ventures are likely to be successful, which could have an adverse effect on the overall operating results of the Company.

                                     PART I

ITEM 1.  Business

General

         The Company, incorporated in Missouri in 1997, is a leading international producer and marketer of a broad line of animal feeds and other agricultural and nutrition products for hogs, dairy cows, beef cattle, poultry (broilers and layers), rabbits, horses, shrimp and fish. The Company operates 71 manufacturing plants in 16 countries on four continents. Management believes that, among commercial producers of complete animal feeds, Agribrands is the most geographically diversified company of its type in the world, and that its local operations rank among the top three in share of the commercial animal feed market in most of the countries in which it operates.

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

The Commercial Feed Industry

         Feed costs represent the largest component of the total cost to raise animals used in the production of meat, fish, milk and eggs. The commercial feed industry provides feed and feed components, generally to independent animal producers who then market fully-grown animals, fish, milk or eggs to food processing companies who finally supply retail food outlets and the consumer.

         The animal production industry is driven by human consumption of protein which is influenced by population and income. In developing economies, consumption of animal protein generally rises with growth in disposable income as consumers shift to more animal-based protein. After per-capita consumption reaches saturation, growth or decline in consumption is driven by changes in population. The commercial animal feed industry is driven by total animal production and economic development. As an economy moves toward specialization, animal production intensifies and competition drives out inefficiencies. Commercial animal feed producers provide the benefits of efficient ingredient procurement, value-added processing, and sophisticated formulation, which raises the efficiency of animal production. However, as animal production techniques evolve, even greater efficiencies can sometimes be gained by concentrating production of a particular species of animal and establishing dedicated feed production as part of a vertically integrated system.

         Animal feed is produced by combining grains and proteins with desired vitamins and minerals. Animal producers can achieve the desired ration by purchasing a complete feed or by acquiring and combining the components. Broadly speaking, commercial feed companies sell complete feeds (ready-to-eat rations requiring no additional ingredients or processing), concentrates (requiring the addition of some ingredient or ingredients, usually grain), premixes (vitamin and mineral mix usually requiring the addition of grains and proteins), and supplements (select vitamins and minerals added to other rations to deliver targeted nutrition). The animal producer selects between these product types based on the type of ration desired, availability of ingredients, and capability to process the ingredients with on-farm equipment. Substantial levels of premixes are produced by large drug companies and sold to commercial feed producers for processing with other ingredients.

         Complete feed products are bulky and expensive to transport. Most complete feeds and concentrates are sold within close proximity of the producing feed mill. Where the local infrastructure is adequate, large customers generally buy product in bulk, which is delivered by truck and placed directly in bins connected to the animal production unit. Smaller customers typically purchase bagged product and are generally served by distribution outlets rather than direct from the plant. In very low-intensity farming areas and where commercial feed is used as a supplement to other feed sources, retailers sometimes divide bags into smaller units for sale.

         The feed industry around the world prices on a cost-plus-margin basis. Approximately 80% of the cost to produce feed is the cost of the ingredients. Since the majority of ingredients are commodities traded on global markets, cost positions are relatively transparent and the animal producer is aware of the underlying ingredient costs. While decreased demand can place pressure on feed producers' margins, industry participants generally retain their narrow margins and suffer volume declines. The greatest impact of cyclical supply and demand inequalities is usually borne by the animal producer who, when faced with an end-product price less than the cost to raise an animal, reduces production until favorable economics return.

         Feed producers generally compete on the basis of cost per unit of feed or projected total cost of feeding to achieve a specific animal output. Using on-farm trial results, producers of premium-priced feeds attempt to demonstrate to the farmer that the additional per-unit cost of the feed is more than compensated by (1) the reduced amount of feed and time required to produce a market-ready animal or output or (2) the improved quality of the end product which itself can be sold at a premium. The producer uses this data to demonstrate that the farmer's total profits are increased through use of the more efficient, higher priced feed.

         Animal nutrition research is central to development of more productive feeds. Research provides increasingly precise information regarding the biological factors that determine how nutritional qualities of ingredients and additives are processed by animals, and the effect of feed manufacturing processes and ingredient interactions on nutritional values. Feed manufacturers use this knowledge on a regular basis to reformulate existing products using the lowest cost combination of ingredients that can deliver the desired nutritional values. In addition, research knowledge is the basis of the development of new products that deliver enhanced nutrition for increased animal production or improved end-product characteristics. The challenge for the feed manufacturer is to develop new products whose increased value (in terms of the additional all-in benefit to the farmer) exceeds any additional costs of ingredients or processing.

Principal Products

     The Company sells primarily complete feeds, but also sells concentrates, premixes, supplements and animal health and sanitation products. The Company's products are predominantly value-added premium offerings and are generally marketed under the "Purina"(R) and "Chow"(R) trademarks and the "Checkerboard"(R) logo, and product names such as "Omolene"(R) and "Hi-Octane"(R).

 Sources and Availability of Raw Materials

         Feed is manufactured by processing a combination of grains, proteins, vitamins, and minerals. Approximately 80% of the total cost to produce feed is the cost of these ingredients, most of which are widely traded in Dollar-denominated global commodity markets. Large multinational drug companies produce and sell globally the micro ingredients, such as vitamins. Vitamins and minerals are also available from brokers, distributors and local companies.


Organizational Structure

         The local markets served by Agribrands vary dramatically with respect to locally available ingredients, animal species being raised, climate, real estate values and economic conditions. In order to manage effectively in this environment, day-to-day operating decisions are made by local managers with extensive experience and with knowledge of local factors, who operate on a highly autonomous basis. Regional and global management coordinate global research efforts, assist with U.S.-based ingredient purchasing and market surveillance, consult on process engineering and major capital additions and leverage the considerable cumulative experience of the organization by collecting and sharing management and administrative best practices across the operating units.

Distribution Network

         Agribrands' distribution network consists of over 3,400 independent dealers, most of whom sell the Company's products on an exclusive basis. The dealers are independent wholesalers who sell to animal producers and (particularly where animal production is done at a very small scale) redistribute to thousands of points of sale. More than 70% of the Company's sales are made through these dealers, with the balance made through direct sales primarily to large feeders. The Company offers assistance to dealers in establishing sound financial and business practices, including training,
marketing  support,   promotional  materials,  and  formal  business  management programs, including assistance in obtaining bank financing. As a result, the Company enjoys a high level of dealer loyalty.

Patents and Trademarks

         At the time of the Distribution, Ralston entered into a Trademark Agreement with Agribrands pursuant to which Ralston assigned to Agribrands all of Ralston's rights in certain country specific trademarks associated solely with the Agribrands business, such as "Omolene"(R) and "Hi-Octane"(R) and granted to Agribrands a perpetual license, on a royalty-free basis, to use the trademarks "Purina"(R) "Chow"(R) and the "Checkerboard" (R) logo, and certain other trademarks with respect to agricultural and certain other products, subject to the rights of Purina Mills, Inc. ("PMI") referred to below. Agribrands does not have the right to use such trademarks on pet products, other than products produced for Ralston or provided by Ralston.

         The Company has agreed with Ralston that, until April 1, 2003, the Company will not engage in the manufacture, distribution or sale of foods for pets, pet products, pet supplies, pet accessories, litter or personal care products for cats, dogs or other pets, subject to certain limited exceptions.

         In 1986, Ralston sold the outstanding capital stock of its subsidiary, Purina Mills, Inc. ("PMI") which was engaged in the animal feed and agricultural products business in the United States. In connection with that sale, PMI was granted a perpetual license in the United States with respect to certain significant trademarks which are currently used by Agribrands outside of the United States. Although Agribrands does not currently compete with PMI in the United States, there are no restrictions on Agribrands' right to expand into the United States market, subject to the exclusive rights of PMI to utilize such trademarks, trade names and certain proprietary technologies in the United States. PMI may expand into markets outside the United States, subject to the exclusive rights of the Company as described above, and is competing with Agribrands in the Philippines.

Seasonality of Business

     Sales prices and volume can both be impacted by seasonal factors. Agricultural product sales prices are directly influenced by changes in the underlying commodity prices for the raw materials used to formulate animal feeds. Commodity prices are usually at their lowest in the months immediately following the fall harvest. Sales volume may fluctuate somewhat seasonally as temperature affects caloric intake and breeding cycles. For example, the Company's Mexican subsidiary sells the vast majority of its shrimp feed between June and October due to the nature of the shrimp farming cycle and location of the customers.

         Currently, seasonal factors have a limited impact on the Company's total performance in any given period. Seasonality of commodity prices does not materially affect earnings due to the industry practice of pricing at a relatively constant margin over ingredient costs. With the possible exception of shrimp feed sales, seasonally driven changes in sales volume do not materially affect sales or earnings due to the geographic and species diversification of Agribrands' operations.

Competition

         The animal feed business has substantial excess capacity on a worldwide basis, including excess capacity in the countries where the Company operates. The Company faces competition in most of its markets from other feed manufacturers, including, in certain countries, large multinational corporations (such as Nutreco, Ridley, Cargill and Charoen Pokphand), cooperatives, single-owner establishments, and government feed companies. Some of these competitors are larger and have greater financial resources than Agribrands, and in some countries cooperatives and government feed companies may have significant financial and political advantages. Because of limited technological or capital constraints on entry into the animal feed business, new competitors with relatively modest return objectives can arise in any market at any time. In addition, less effective but lower priced feed sources become an attractive alternative to Agribrands' products when livestock, poultry and other animal end product prices are low and customers are unwilling to pay a premium for quality feeds. Although the strength of competitors varies by geographic area and product line, Agribrands believes that no other commercial producer of complete feeds produces and markets as broad a line of animal feed products in as many countries as Agribrands.

         Local animal production industries are consolidating in concert with the broader development of the local economies. This trend is expected to continue. In the past, Agribrands has been successful in evolving with the sector and generating sales to progressively larger producers. However, the tendency of large producers to vertically integrate their businesses by acquiring or constructing feed production facilities has at times led to significantly less reliance on outside suppliers of feed. As the consolidation of animal producers continues, competition is likely to increase among independent feed suppliers, and this industry is also likely to consolidate. Agribrands believes that the superiority of its products and its reputation for service and knowledge about animal nutrition needs should allow it to effectively compete in the face of such trends.

         Much of the competition in the animal feeds and agricultural products industry centers around price, due to the commodity-like aspects of basic animal feed. However, Agribrands believes that product quality, customer service and the ability to identify and satisfy animal production needs in individual markets are also significant competitive factors. Agribrands also believes it has significant advantages due to its extensive dealer distribution network, its nutritional expertise, its ability to convert its research and technology into products which meet the diverse requirements of its customers in different markets under different economic circumstances, its high level of customer service, the responsiveness of its locally autonomous structure, and the breadth, quality and efficacy of its product lines.

         The animal feeds and agricultural products business is expected to remain highly competitive in the foreseeable future. Future growth opportunities are expected to depend on the Company's ability to implement its strategies for competing effectively in new, growing agricultural markets, maintaining effective cost controls, making strategic acquisitions, effectively managing customers changing preferences for complete feeds, concentrates or premixes, and developing and implementing methods for more efficient manufacturing and distribution operations, while at the same time maintaining aggressive pricing and promotion of its products.

Research and Development

     Agribrands' research and engineering development is coordinated centrally but conducted on a decentralized basis in each of the three regions (Americas, Europe and Asia). Fundamental research is conducted in cooperation with leading agricultural research universities, institutes and commercial entities such as Cornell University (U.S.A.), Massey University (New Zealand), INRA (France), Lethbridge Research Center (Canada) and Guelph University (Canada). Agribrands provides funding for leading edge research in exchange for the rights to commercially apply the results.

         Research projects are selected based on priorities established by the Agribrands' research and technology team and an Agribrands interdisciplinary product steering group. The product steering group is composed of senior management, research, engineering, operating personnel and specialists for key animal species groups.

         The Agribrands research team consists of more than 25 persons with postgraduate or doctoral degrees in animal nutrition, veterinary medicine or agricultural sciences. In 1999, Agribrands expenditures for research and development amounted to $7.0 million.

         During fiscal year 2000 the Company is bringing a newly developed product to market. The product consists of a proprietary blend of enzymes to be applied to feed ingredients using a patented application process. The product is intended to improve ruminant (multiple stomach animals, such as cows) animal digestion. The product and process will be marketed under the brand name "PROMOTE Natural Energy Technology(TM)". Enzymes are naturally occurring proteins that are present in all living animals and act as catalysts in the digestive process. Agribrands secured a license to utilize the patented application process during fiscal year 1999 from The Lethbridge Research Center in Alberta, Canada.

Governmental Regulation and Environmental Matters

         Agribrands' operations are subject to regulation by various common market and local governmental entities and agencies, national and local laws and regulations with respect to environmental matters, including air and water quality, noise pollution, underground fuel storage tanks, waste handling and disposal and other regulations intended to protect public health and the environment. Many European countries, as well as the European Union, have been very active in adopting and enforcing environmental regulations. In many countries in which Agribrands operates, there has not been significant governmental regulation relating to the environment, occupational safety, employment practices or other business matters routinely regulated in the United States. As such economies develop, it is possible that new regulations may increase the risk and expense of doing business in such countries. Evolving environmental and zoning requirements have led to Agribrands relocating two of its Korean facilities from urban areas to industrial sites.


         While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment; in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters will not have a material effect on Agribrands' financial position but could be material to capital expenditures or earnings.

Employees

         The Company, as a whole, employs 50 employees in the United States and approximately 5,012 in foreign jurisdictions.

Executive Officers of the Registrant

         The following is a list of all the executive officers (7) of Agribrands as of August 31, 1999. All of these officers were elected by the Board and serve in such positions until their successors shall have been duly elected and qualified. There are no family relationships between any of the executive officers.


Name                  Age         Positions


William P. Stiritz     65   Chairman of the Board,  Chief Executive  Officer and
                            President of Agribrands since 1998. Mr. Stiritz joined Ralston in 1963 and served as Chief Executive
                            Officer and President of Ralston from 1982 until his retirement in 1997.

David R. Wenzel        36   Chief  Financial  Officer of Agribrands  since 1998.
                            Mr. Wenzel served as the Chief Financial  Officer of
                            Ralston's   international    agricultural   products
                            business  since 1996.  He joined  Ralston's  Protein
                            Technologies  subsidiary  as Director  of  Strategic
                            Planning in 1993 and in 1994 became Director of Corporate Planning for Ralston. Prior to joining
                            Ralston, Mr. Wenzel was a Manager, Tax Services, for
                            PricewaterhouseCoopers LLP in its St. Louis office.

Bill G. Armstrong      51   Chief  Operating  Officer of Agribrands  since 1998.
                            Mr.  Armstrong served as Executive Vice President of
                            Operations of Ralston's  international  agricultural
                            products  business  during 1997 and  Regional  Chief
                            Executive Officer - South Asia from 1995 to 1997. He
                            served   as   Managing    Director   of    Ralston's
                            international   agricultural   products   Philippine
                            operations from 1992 to 1995.


Kim Ki Yong            54   Chief  Operating  Officer  - North  Asia  Region  of
                            Agribrands  since  1998.  Mr. Kim served as Regional
                            Chief Executive Officer - North Asia of Ralston's international agricultural products business since
                            1995 and  President and Chief  Executive  Officer of
                            Ralston's international agricultural products Korean operations from 1993 to 1995.

Eric M. Poole          54   Chief   Operating   Officer   -  Europe   Region  of
                            Agribrands  since  1998.  Mr.  Poole  served as Vice
                            President - Americas of Ralston's international agricultural products operations from 1993 to 1995;
                            and as international  agricultural products Regional
                            Chief Executive Officer - Europe from 1995 to 1998.

Michael J. Costello    47   Secretary and General  Counsel of  Agribrands  since
                            1998. Mr. Costello served as International Counsel of Ralston's international animal and human foods businesses from 1989 to 1998.

Robert W. Rickert, Jr. 48   Treasurer  of  Agribrands  since 1998.  Mr.  Rickert
                            served  as  Director  of   International   Financial
                            Services  of  Ralston's  international  agricultural
                            products  business  from  1990  to  1998;   Director
                            International Finance - Latin America,  Middle East,
                            and  Africa   from  1988  to  1992;   and   Manager,
                            International Finance from 1986 to 1988.

ITEM 2.  PROPERTIES

         Agribrands' principal properties are its animal feed manufacturing facilities. Shown below are the locations of the principal facilities of Agribrands, all of which, except as indicated, are owned by Agribrands or its wholly owned subsidiaries. Agribrands' facilities in the Peoples Republic of China are located on sites subject to long-term lease agreements. Due to restrictions on foreign land ownership, Agribrands facilities in the Philippines are leased from a company which owns the sites. Agribrands' Philippine affiliate owns forty percent of the shares of the leasing company. Agribrands leases the office space in St. Louis County, Missouri where its principal executive offices are located. Although a substantial number of these manufacturing facilities are more than twenty years old, management believes the Company's facilities are adequately maintained and are suitable and adequate for the purposes for which they are used. During the fiscal year ended August 31, 1999, the utilization of these facilities averaged approximately 70% of capacity, and management believes that existing capacity should be sufficient for anticipated needs.

BRAZIL                                MEXICO
Canoas                                Cuautitlan
Inhumas                               Guadalajara
Maringa(3)                            Merida (2)
Paulinia                              Mexicali
Recife                                Monterrey
Volta Redonda                         Obregon
                                      Salamanca
CANADA                                Tehuacan
Addison, Ontario
Courtice, Ontario (1)                 PEOPLE'S REPUBLIC OF CHINA
Drummondville, Quebec                 Fushun (2)
Palmerston, Ontario                   Langfang
St. Romuald, Quebec                   Nanjing (2)
Strathroy, Ontario                    Yantai (2)
Woodstock, Ontario
                                      PERU
COLUMBIA                              Arequipa (1)
Bogota(1)                             Chiclayo
Buga                                  Lima
Cartagena
Giron (1)                             PHILIPPINES
Ibaque (1)                            Pulilan
Medellin (1)                          Villasis
Mosquera
                                      PORTUGAL
FRANCE                                Benavente (3)
Courchelettes                         Cantenhede
Limoges (2)
Longue                                SPAIN
Pommevic                              Benavente
St. Ybard (2)                         Don Hermanas
Sorcy                                 La Coruna
                                      Marcilla
GUATEMALA                             Merida
Guatemala City                        Torrejon
                                      Valencia
HUNGARY
Kaposvar                              TURKEY
Karcag                                Bolu
                                      Gonen
ITALY                                 Luleburgaz
Borgoratto (3)
Sospiro                               VENEZUELA
Spessa                                Barcelona
San Felice                            Cabimas (2)(3)
Termoli                               Maracaibo
                                      Maracay
KOREA                                 Hatcheries - Valencia, Venezuela
Kimhae
Kunsan
Songtan

(1) Leased                 (2) Joint Venture         (3) To be Divested

         In addition to the properties identified above, Agribrands and its subsidiaries own and/or operate sales offices, regional offices, laboratories, storage facilities, distribution centers and terminals and related properties.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims arising out of its business that cover a wide range of matters, including trade regulation, contracts, environmental issues, product liability, patent and trademark matters, and taxes.

         In August 1999, Agribrands (together with Cargill, Incorporated, The Iams Company and by subsequent amended pleading Carl S. Akey, Inc.) filed a complaint in the U.S. District Court for the Northern District of Illinois against F. Hoffman-LaRoche Ltd., Hoffman LaRoche Inc., Roche Vitamins Inc., BASF Aktiengesellschaft, BASF Corporation, Rhone-Poulenc S.A., Rhone-Poulenc Inc., Rhone-Poulenc Animal Nutrition Inc., Lonza A.G., Lonza, Inc., Takeda Chemical Industries, Ltd., Takeda Vitamin & Food USA, Inc., EISAI Co. Ltd., EISAI Corporation of North America, EISAI U.S.A. Inc. DAIICHI Pharmaceutical Co., Ltd., DAIICHI Fine Chemicals, Inc., Chinook Group Limited, Chinook Group, Inc., DuCoa, L.P., E. I. Dupont De Nemours and Company, DCV Inc., Bioproducts, Inc., Roland Bronnimann, Kuno Sommer, John W. Kennedy, Robert Samuelson, Lindell Hilling, J. L. (Pete) Fischer and Antonio Felix. The complaint alleges that the defendants conspired globally to fix the prices of vitamins and allocate customers in support of such arrangement in violation of the U.S. antitrust laws. The defendants have admitted in criminal proceedings to participating in such practices. Agribrands believes that it will be successful in recovering damages arising from these practices. The timing of recovery and the amount of damages are difficult to determine due to the multiple variables which will influence the determination of damages such as period of time covered, percent of overcharge, purchasing entity, as well as other issues and defenses which may be asserted by the defendants. As of August 31, 1999, the Company has not recognized any gain in its financial statements for this matter.

         In the fall of 1997, Agribrands' wholly owned subsidiary, Agribrands Philippines, Inc. (formerly Purina Philippines, Inc.), applied for renewal of a warehouse license to store corn and rice and by-products at its Pulilan facility. The Philippines National Food Authority ("NFA"), the governmental agency that administers the Philippines laws and regulations governing the corn and rice industry, advised Agribrands Philippines by letter dated October 31, 1997 that its license renewal application was denied. The letter cited Philippines legislation and regulations requiring that businesses operating in the corn and rice industry not have more than 40% foreign ownership. Since the NFA believes that Agribrands Philippines is in the corn and rice industry, it has requested Agribrands Philippines to file a divestment plan in order to comply with the 40% maximum foreign ownership requirement.

         Agribrands Philippines has appealed the denial of its license renewal, and on January 23, 1998, Agribrands Philippines received notification that it may operate its warehouse under a "provisional permit" pending the resolution of the appeal. The appeal is pending in the Office of the President. Agribrands Philippines believes it does not need a warehouse license, as it believes it is not engaged in the corn and rice industry as defined by law. Furthermore, Agribrands Philippines believes that it should not be subject to the NFA regulation based upon its original Board of Investments One Stop investment approval of a 100% foreign owned investment. Agribrands Philippines intends to pursue its appeal in the Philippines legal system.

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

         Many of the legal matters are in preliminary stages, involve complex issues of law and fact and may proceed for protracted periods of time. The amount of the eventual liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of Agribrands management, based upon the information presently known, as well as upon the limitation of certain of its liabilities under the Agreement and Plan of Reorganization between Ralston and Agribrands for the spin-off of Agribrands, the ultimate liability of Agribrands, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the financial position of Agribrands but could be material to results of operations or cash flows for a particular quarter or annual period.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange under the symbol "AGX". There were 10,965 shareholders of record on October 1, 1999. The Company has not paid cash dividends in 1999 and does not intend to begin paying cash dividends in fiscal year 2000.


         The following table sets forth, for the twelve months ended August 31, 1999, and the five months ended August 31, 1998, the range of high and low sale prices of Agribrands common stock as reported on the NYSE Composite Tape.


                             AGRIBRANDS COMMON STOCK

                                                  MARKET PRICES
                                               HIGH         LOW        DIVIDENDS

1999
Fourth Quarter                                $48.75       $34.06         --
Third Quarter                                 $37.37       $30.94         --
Second Quarter                                $35.50       $26.69         --
First Quarter                                 $31.69       $21.44         --


1998
Fourth Quarter                                $35.69       $29.13         --
Third Quarter (April 1 - May 31)              $42.69       $32.25         --

ITEM 6.  SELECTED FINANCIAL DATA

                                                  FIVE YEAR FINANCIAL SUMMARY
                                             (In millions except per share data)

                                                                        For the year ended August 31,
                                                  --------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA                            1999           1998            1997           1996           1995
                                                  -------------  -------------   -------------  -------------  -------------

Tons of feed product sold                                  5.0            5.2             5.1            4.8            4.3
Net sales                                            $ 1,261.5      $ 1,410.1       $ 1,527.6      $ 1,401.3      $ 1,147.2
Income over ingredient cost                              356.7          345.8           361.7          333.3          298.0

Depreciation and amortization                             24.8           21.2            21.9           20.4           17.5
Provisions for restructuring                               -              3.0             3.2            8.3            1.8
Gain on sale of property                                  (2.3)           -               -             (3.6)          (1.6)
Interest expense                                           8.0           12.0            10.9           13.0           12.1
Investment income                                        (10.2)          (5.2)           (4.2)          (3.6)          (4.9)
Foreign exchange loss                                      1.5           12.8             3.7            8.3            4.0

Earnings before income taxes                              70.4           34.2            33.1           24.9           33.4
Income taxes                                              26.4           20.4            24.4           14.0           18.7
Net earnings (a)(b)                                  $    44.0      $    13.8       $     8.7      $    10.9      $    14.7

Earnings per share:
       Basic (c)                                     $    4.16      $    1.29       $     .82      $    1.02      $    1.37
       Diluted (c)                                   $    4.11      $    1.29       $     .82      $    1.02      $    1.37


                                                                                 August 31,
                                                  --------------------------------------------------------------------------
BALANCE SHEET DATA                                    1999           1998            1997           1996           1995
                                                  -------------     ----------   -------------  -------------  -------------

Working capital                                      $   186.4      $   153.7       $    46.7      $    59.4      $    37.4
Net property                                             174.0          176.6           156.9          145.6          137.1
       Additions (during the period)                      25.9           44.6            44.1           28.5           27.1
       Depreciation (during the period)                   22.7           19.3            19.6           19.1           17.3
Total assets                                             566.2          578.4           481.2          497.8          407.8
Long-term debt                                            11.5           14.2            22.8           41.3           34.3
Shareholders equity                                  $   373.3      $   339.4       $   198.1      $   190.3      $   139.9

Average common shares outstanding:
       Basic (c)                                          10.6           10.7            10.7           10.7           10.7
       Diluted (c)                                        10.7           10.7            10.7           10.7           10.7

------------------------------------------------

(a)    After-tax provisions for restructuring reduced net earnings by $1.7 in the year ended August 31, 1998, $3.2 in
       1997, $7.2 in 1996 and $1.0 in 1995.

(b)    After-tax gain on the sale of property increased net earnings by $1.5 in the year ended August 31, 1999, $2.9 in
       1996 and $1.1 in 1995.

(c)    Assumes 10.7 million shares outstanding for all periods prior to the Distribution Date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is a summary of the key factors management considers necessary in reviewing Agribrands results of operations, operating segment results, liquidity and capital resources. Management has also included a section on Key Measures and Concepts for Understanding the Business.

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

         The production and sale of animal feed was the primary business of Ralston when it was established in 1894. From that date until the Distribution, Ralston built and maintained its industry position by consistently providing high-quality, research-proven products and customer service. Although this business originated in the United States, it expanded throughout the world, entering the Americas (outside of the United States) in 1927, Europe in 1957 and Asia in 1967. The Company now operates 71 manufacturing plants in 16 countries, and has more than thirty years' experience operating across four continents. The primary animal feed business of Agribrands is conducted almost exclusively outside the United States. In 1986, Ralston sold Purina Mills, Inc., its U.S. animal feeds and agricultural products business, to an unrelated third party. Purina Mills is unrelated to Agribrands.

                  REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

         Unless otherwise noted, all references to prices, costs and margins reflect U.S. Dollar results after translation of foreign currency financial statements in accordance with Statement of Financial Accounting Standards No. 52 (FAS 52).

Net Sales

     Consolidated net sales decreased $148.6 million or 10.5% in 1999 as result of lower volume and lower average selling prices. Feed volume declined 215,000 metric tons or 4.2% in 1999 with most of the decline occurring in Europe and Asia. Average selling prices declined $18 per ton or 6.7% in 1999 reflecting lower commodity costs relative to 1998, consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs. Consolidated net sales decreased $117.5 million or 7.7% in 1998 primarily as a result of lower commodity costs.

Operating Profit

     Operating profit increased $8.1 million or 13.7% in 1999 due to lower operating expenses in Europe and improved margins in Asia. Operating profit increased $12.6 million or 27.0% in 1998 as improved margins and increased volume in the Americas region and lower operating expenses in Europe more than offset a decline in Asia's profitability and higher corporate administrative expenses. Operating profit excludes provisions for restructuring, gains on sale of property, interest expense and other income and expense.


Restructuring activities

     In 1998, Agribrands recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $3.0 million and $1.7 million, respectively. These charges represented primarily severance costs and fixed asset write-offs associated with the streamlining of Agribrands' operations in Europe. The restructuring provided for the severance of approximately 40 employees, most of whom were released prior to August 31, 1998. These restructuring actions resulted in pre-tax cost savings of $0.9 million in 1998 and were expected to result in annual savings of approximately $2.0 million.

         In 1997, Agribrands recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $3.2 million. These charges primarily represented severance costs and fixed asset write-offs related to the August 1997 closing of a production facility in Portugal. Beginning in 1998, these restructuring actions were expected to result in annual savings of approximately $1.0 million.

Gain on Sale of Property

         In 1999, Agribrands realized a $1.8 million gain on the sale of land in Korea and a $0.5 million gain on the sale of property in Spain. The sale of these assets is not expected to have a material impact on future operations.

Interest Expense and Other Income/Expense

         Interest expense decreased $4.0 million in 1999 as a result of both lower average borrowings and lower interest rates. Interest expense increased $1.1 million in 1998 primarily due to higher interest rates in the markets where the Company held debt.

         Other income/expense, net, changed favorably by $18.8 million in 1999. Foreign exchange losses were $1.5 million in 1999 versus $12.8 million in 1998. Investment income was $5.0 million higher in 1999 due to higher levels of interest bearing investments. Other income/expense, net, changed unfavorably by $10.6 million in 1998 compared to 1997. Foreign exchange losses were substantially higher in 1998 as a result of losses on U.S. Dollar denominated debt in Korea and Colombia and losses on local currency denominated assets in Mexico, where the Company then used hyper-inflationary accounting. Investment income was $1.0 million higher in 1998 compared to 1997 because of higher levels of interest bearing investments. Earnings for 1998 were also adversely impacted by a $2.5 million charge to write off deferred financing costs associated with a credit facility the Company elected not to close.

Net Earnings

         Net earnings were $44.0 million for the year ended August 31, 1999 compared to $13.8 million in 1998 and $8.7 million in 1997. Income taxes, which include federal, state and foreign taxes, were 37.5%, 59.6% and 73.7% of pre-tax earnings in 1999, 1998 and 1997, respectively. The effective tax rate in 1999 was favorably impacted by a reduction in valuation allowances against tax loss carryforwards in France and Spain and tax credit carryforwards in Mexico. The effective tax rate in 1999 would have been lower had the Company not recorded a $4.0 million valuation allowance against foreign tax credits awarded in the United States for which no tax benefit is expected to be realized. The effective rates in 1998 and 1997 were unfavorably impacted by both losses in countries for which no tax benefit could be recognized and incremental taxes allocated by Ralston. See Note 10 of the Company's Notes to Financial Statements for more information concerning income taxes.

                                                REVIEW OF SEGMENT RESULTS
                                                   (Dollars in millions)


                                                                                     Corporate and
                                         Americas        Europe         Asia            Tradico       Consolidated
                                      --------------  -------------  -------------   --------------   -------------

Year Ended August 31, 1999:
--------------------------
Net sales                               $    572.5    $    341.8     $    344.6        $   2.6         $  1,261.5
Operating profit                        $     33.4    $     15.6     $     33.0        $ (14.6)        $     67.4

Tons of feed product sold                2,165,000     1,500,000      1,297,000          1,000          4,963,000
Income over ingredient cost             $    147.3    $    115.0     $     94.5        $  (0.1)        $    356.7

Year Ended August 31, 1998:
--------------------------
Net sales                               $    625.6    $    397.2     $    387.3            -           $  1,410.1
Operating profit                        $     33.5    $     11.9     $     28.2        $ (14.3)        $     59.3

Tons of feed product sold                2,190,000     1,585,000      1,403,000            -            5,178,000
Income over ingredient cost             $    145.2    $    115.2     $     85.4            -           $    345.8

Year Ended August 31, 1997:
--------------------------
Net sales                               $    599.6    $    467.7     $    460.3            -           $  1,527.6
Operating profit                        $     16.0    $      5.1     $     32.8        $  (7.2)        $     46.7

Tons of feed product sold                2,004,000     1,686,000      1,388,000            -            5,078,000
Income over ingredient cost             $    127.1    $    123.2     $    111.4            -           $    361.7


Refer to Note 4 of the Consolidated Financial Statements for a description of each segment.

Americas

         Net sales in the Americas segment (which excludes the United States) decreased $53.1 million or 8.5% in 1999. Average selling prices declined $21 per ton in 1999 as a result of substantially lower ingredient costs everywhere except in Colombia where a new value added tax on certain ingredient purchases went into effect on January 1, 1999. Weakness in consumer purchasing power caused 1999 volume to decline in Brazil, Colombia and Peru. These volume declines were mostly offset by increased volume in Mexico and Venezuela. In Mexico, volumes increased mainly in the hog and poultry lines. In Venezuela, volume to large poultry feeders increased in 1999. Net sales in the Americas increased $26.0 million or 4.3% in 1998 compared to 1997 due to incremental revenue from higher volume, which was only partially offset by a $14 per ton decline in average selling prices. The 1998 decline in average selling prices primarily reflects the decline in commodity costs. Volume for the Americas segment increased 9.3% in 1998, primarily as a result of increased feed sales in Mexico. Agribrands' operations in Mexico experienced increased demand in 1998 due to improved economic conditions compared to the prior year.

         Operating profit in the Americas stayed flat in 1999 as a $2.1 million improvement in income over ingredient cost ("IOIC") was mostly offset by a $1.8 million charge to settle a claim by a former joint venture partner in Chile. IOIC improved on higher volume and higher margins in Venezuela and Mexico; however, the improvement was partially offset by weakness in Brazil, Colombia and Peru. Operating profit increased $17.5 million or 109.4% in 1998. The improvement in operating profit and IOIC in 1998 was broad-based but most notable in Mexico, where increased shrimp feed sales, with their overall higher margins, helped improve profitability.

Europe

         Net sales in Europe decreased $55.4 million or 13.9% in 1999 and $70.5 million or 15.1% in 1998. The decline in net sales for both years resulted from a combination of lower volume and lower average selling prices. Volume declined 85,000 tons in 1999 mainly as a result of the December 1998 sale of an unprofitable subsidiary of the Company's subsidiary in France. The 1999 decline in volume was mitigated somewhat by increased sales of cattle feed in Spain. Volume declined 101,000 tons in 1998 due to plant closures and a rabbit epidemic that caused a decline in feed consumption. Average selling prices declined $23 per ton or 9.1% in 1999 and $27 per ton or 9.7% in 1998. The lower selling prices reflect lower ingredient costs relative to the prior year, consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs.

         IOIC in Europe declined $0.2 million in 1999 as the reduction in volume was largely offset by an improvement in margins. IOIC declined $8.0 million in 1998 largely due to the reduction in volume.

         Operating profit in Europe increased $3.7 million or 31.1% in 1999 and $6.8 million or 133.3% in 1998 due to a reduction in operating expenses. The Europe segment's operating expenses declined in both years as a result of cost savings from prior year restructurings and translation of local currency costs at weaker foreign currency exchange rates.

Asia

         Net sales in Asia decreased $42.7 million or 11.0% in 1999 due to a combination of lower volume and lower ingredient costs. Volume in Asia declined 106,000 tons or 7.6%. Nearly all of this volume decline occurred in Korea, where low hog prices following last year's recession reduced demand for the Company's higher-price, higher-performance hog feeds. Average selling prices in Asia declined by $10 per ton or 3.8% primarily as a result of lower ingredient costs. Net sales in Asia decreased $73.0 million or 15.9% in 1998. Volume for the Asia region was essentially flat for 1998. Net sales declined in 1998 due to lower ingredient costs and devaluation of the local currencies against the U.S. Dollar in excess of local currency selling price increases. During fiscal year 1998, both the Korean Won and Philippine Peso devalued approximately one-third against the Dollar.

         In 1999, the Asia segment's IOIC improved by $12 per ton and $9.1 million overall reflecting a significant movement toward pre-crisis unit margins, specifically in Korea. In 1998, IOIC declined $19 per ton and $26.0 million overall as local pricing adjustments were unable to offset the full effect of the 1998 devaluation of the Asian currencies versus the U.S. Dollar.

         Operating profit in Asia increased $4.8 million or 17.0% in 1999 as some of the increase in IOIC was offset by an increase in operating expenses. This increase in operating expenses occurred primarily as a result of capital expenditures made in 1998 including the purchase of one plant and the construction of another in China. Operating profit in Asia decreased $4.6 million or 14.0% in 1998. The 1998 decline in IOIC was largely offset by a reduction in operating expenses which primarily resulted from translating relatively stable local currency costs at significantly weaker foreign currency exchange rates versus the U.S. Dollar.

Corporate and Tradico

         The corporate and Tradico segment is located in the United States. This segment contains certain corporate items which are not allocated to other segments. Tradico, a division within the Company, acquires and resells ingredients, equipment and feed products primarily to affiliates. In fiscal year 1999, net sales to non-affiliates consisted primarily of ingredient sales together with some shipments of feed products.

     On an operating profit basis, the corporate and Tradico segment recorded a loss (primarily related to unallocated corporate administrative items) of $14.6 million in 1999, $14.3 million in 1998 and $7.2 million in 1997. Corporate administrative expenses increased $7.1 million in 1998, reflecting the stand-alone cost structure of the Company versus the lower overhead expenses incurred while Ralston owned the Agribrands Businesses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations increased by $77.3 million or 232.1% in 1999 due to increased cash earnings and favorable changes in working capital items, particularly accounts receivable and inventories. Accounts receivable decreased by $20 million in 1999 primarily as a result of collecting $12.9 million due from Ralston at the end of last year. In addition, receivables in Italy declined by around $5 million due to a combination of reduced sales and collection of accounts receivable for value added tax. Consolidated inventories decreased by $12.7 million in 1999 due to lower volumes in Asia, lower worldwide commodity prices and strategic grain purchases made by Mexico in August 1998. Cash flow from operations decreased by $34.5 million or 50.9% in 1998 due to unfavorable changes in working capital items including the $12.9 million receivable from Ralston recorded in connection with the Distribution.

         Capital expenditures, primarily to replace or enhance existing production facilities and equipment, were $25.9 million, $44.6 million and $44.1 million in fiscal years 1999, 1998 and 1997, respectively. The Company expects capital expenditures in fiscal year 2000 to be at or near the level for 1999.

The Company has a formal review procedure for the authorization of capital expenditures. Anticipated capital expenditures are expected to be funded with existing cash reserves as well as cash generated from operations.

         Agribrands is continually evaluating new investment opportunities. In fiscal year 1998, Agribrands invested $16.6 million to purchase businesses in Venezuela, Italy and China. These acquisitions were funded through a combination of funds provided by Ralston and local country borrowings. Assuming these acquisitions had occurred as of September 1, 1997, they would not have had a material effect on net sales or net earnings during any of the periods presented.

         Agribrands' capital expenditures and acquisitions in fiscal years 1998 and 1997 were partially funded with investments by and advances from Ralston. Net proceeds from Ralston were $141.9 million in fiscal year 1998 and $13.7 million in fiscal year 1997. In accordance with the Agreement and Plan of Reorganization, Agribrands was spun off from Ralston in 1998 with approximately $105.0 million of cash and receivables from Ralston (offset by approximately $80.0 million of debt retained by Agribrands and its affiliates).

         The Company's working capital requirements for inventories and receivables are influenced somewhat by seasonality, the availability of raw materials and changes in commodity costs, and as a result may fluctuate widely. The Company has generally financed its seasonal and other working capital needs through short-term borrowings provided by local foreign banks and branches of multi-national banks. Intercompany loans are also used by the Company to finance working capital if the loans reduce external local borrowing costs by more than the opportunity cost of lower U.S. invested reserves. In 1999, the Company reduced its short-term borrowings to $18.5 million from $46.9 million in 1998. The Company's foreign affiliates have established uncommitted credit lines with several lenders in order to assure availability of working capital. On August 31, 1999, total unused, uncommitted lines of credit were approximately $200 million. This includes approximately $90 million of uncommitted lines of credit for the Company's Korean subsidiary.

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

            KEY MEASURES AND CONCEPTS FOR UNDERSTANDING THE BUSINESS

Income over Ingredient Cost (IOIC)

         The commercial animal feed industry generally prices products on the basis of aggregate ingredient cost plus a per-unit margin. As ingredient prices fluctuate, the changes are generally passed on to customers through changes in the Company's product pricing. Income over ingredient cost (which is equal to net sales minus the cost of ingredients), rather than sales Dollars, is the key indicator of revenue performance because of the distortions in sales Dollars caused by changes in commodity prices. Management also monitors IOIC per ton to evaluate trends in pricing and relative product value.

Dollar-Responsive Economics of International Feed Operations

         Feed is manufactured by processing a combination of grains, proteins, vitamins, and minerals. Approximately 80% of the total cost to produce feed is the cost of these ingredients, most of which are widely traded in

Dollar-denominated global commodity markets. Excluding logistics costs, the Dollar values (and costs) of ingredients around the world are broadly comparable. Local currency prices for ingredients, therefore, typically adjust quickly to reflect changes in quoted Dollar prices and changes in the exchange rate between the local currency and the Dollar. As raw materials inventories are replenished after an exchange rate change, new local currency ingredient costs are reflected in local currency feed prices.

         The margin added to ingredient costs is less responsive to exchange rate changes because industry pricing is often established by local competitors. Nevertheless, exchange rates between the U.S. and other countries (particularly countries with systemic high inflation like many of those where the Company operates) are related closely to differentials between the U.S. and local inflation and interest rates. As a result, Dollar-translated IOIC levels of the Company's international operations generally fluctuate closely around long-term norms, particularly on a consolidated basis.

Dollar-Based Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

         Management believes the required method of translating foreign currency financial statements for most of the Company's foreign affiliates (that is using the local currency as functional currency) can distort the economic impact of certain items, specifically costs of goods sold and foreign exchange gains and losses (see Note 2 of the Company's Notes to Financial Statements for more information concerning the Company's translation procedures). Because of the Company's earnings mix, these distortions can have a disproportionate effect on reported results. For this reason, management believes it is important to understand the Company's operational results computed using the U.S. Dollar as the functional currency.

         Dollar-based accounting was required practice prior to the issuance of FAS 52 in 1981 and continues to be required for U.S. affiliates operating in hyper-inflationary environments. This exception is in recognition of the possible distortions of local-currency based accounting. "Hyper-inflationary" accounting is limited under FAS 52 to countries with cumulative inflation greater than 100% over three years. This fails to cover numerous countries (including those in which the Company generates the majority of its earnings) with consistently higher inflation than the U.S., whose currency values remain unstable (typically devaluing over time).

         When exchange rates fluctuate, earnings results using U.S. Dollar-based accounting differ from results under local currency based accounting in three important ways:

         o Cost of goods sold are measured using the exchange rate at the time inventory was purchased rather than the exchange rate at the time finished product was sold.

         o    Foreign  exchange  gains and losses are computed on local currency
              denominated    assets   and    liabilities    rather   than   U.S.
              Dollar-denominated assets and liabilities.

         o Depreciation is computed by applying the appropriate factor to the historical Dollar value of the asset rather than by applying the appropriate factor to the historical local currency value and translating the result at the current exchange rate.

         Because of its principal focus on cash flows, management uses Dollar-based EBITDA as a key determinant of awards for corporate management under its annual incentive plan. The following table provides a reconciliation of pre-tax earnings to Dollar-based EBITDA for fiscal years 1999 and 1998 (Data was not available to present 1997 numbers):

  ------------------------------------------------------------------------------
                               Dollar-based EBITDA
                              (Dollars in millions)

                                                           Year ended August 31,
                                                           ---------------------
                                                             1999         1998
                                                           ---------     -------

  Earnings before Income Taxes                              $   70.4     $ 34.2
  Add:   Provisions for restructuring                            -          3.0
         Gain on sale of property                               (2.3)       -
         Depreciation and amortization                          24.8       21.2
         Interest expense                                        8.0       12.0
                                                             -------     ------
  EBITDA reported under FAS 52                               $ 100.9     $ 70.4
  Adjustments to report EBITDA on a U.S. Dollar basis:
  1)     Difference in cost of sales for ingredient costs       (6.1)     (16.6)
  2)     Reversal of foreign exchange loss reported under
         FAS 52                                                  1.5       12.8
  3)     Dollar-based foreign exchange gain                      3.7       12.6
                                                             -------     ------
  EBITDA reported on a U.S. Dollar basis                     $ 100.0     $ 79.2
                                                             =======     =======

Explanation of adjustments to EBITDA:

1) Difference in cost of sales for ingredient costs--The operations in the Americas (specifically Brazil and Colombia) accounted for the majority of the adjustment in 1999 while the operations in the Americas and Asia accounted for nearly all of the adjustment in 1998. Ingredient costs were lower under FAS 52 in both years due to devaluation of the local currencies against the Dollar. Under Dollar-based accounting, inventories are initially recorded and maintained in Dollars.

2) Reversal of foreign exchange loss reported under FAS 52--In 1999, foreign exchange losses reported under FAS 52 in Brazil were only partially offset by gains in Mexico and Korea. In 1998, the operations in Colombia, Mexico and Korea accounted for most of the $12.8 million foreign exchange loss reported under FAS 52.

3) Dollar-based foreign exchange gain--In 1999, Dollar-based foreign exchange gains realized in Brazil, Colombia, Italy and Mexico were partially offset by losses in Korea and the Philippines. Except in Mexico, the Company had net local currency liabilities in each of these countries during 1999. Where the local currency weakened against the Dollar (Brazil, Colombia and Italy), this liability decreased in Dollar terms (a foreign exchange gain). Where the local currency strengthened against the Dollar, (Korea and the Philippines), this liability increased in Dollar terms (a loss). In Mexico, the Company had net local currency denominated assets during 1999 which increased in Dollar value (a foreign exchange gain) as the Mexican Peso strengthened against the Dollar. In 1998, Asian currencies weakened against the Dollar generating nearly all of the $12.6 million foreign exchange gain on net obligations denominated in the local Asian currencies.

                   MARKET RISK SENSITIVITY AND INFLATION RISK

Commodity Price Risks

         The availability and price of agricultural products are subject to wide fluctuations due to unpredictable factors such as weather conditions, government regulations, economic climate or other unforeseen circumstances. The Company utilizes highly correlative and effective commodity futures contracts and options to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions, and Company policy prohibits the use of commodity derivatives for speculation. The potential loss in fair value at
August 31, 1999 and 1998 of the Company's commodity positions, excluding inventory on hand and fixed price contracts, resulting from a hypothetical 10% adverse change in commodity prices is $0.4 million and $0.2 million, respectively.

Interest Rate Risks

         At August 31, 1999, the Company's debt portfolio was comprised of approximately 60% variable rate debt and 40% fixed rate debt. With respect to the Company's variable rate debt, a hypothetical 10% adverse change in interest rates would have had an unfavorable impact of around $0.5 million on the Company's interest expense for 1999. With respect to the Company's fixed rate debt outstanding at August 31, 1999, a hypothetical 10% adverse change in interest rates would have resulted in approximately a $0.3 million change in the market value of the Company's fixed rate debt.

Foreign Currency Exchange Risks

         International operations account for almost all of Agribrands' revenue and operating income. Foreign currency accounting exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign denominated revenues and profits translated into U.S. Dollars. At a consolidated level, economic exposures to U.S. Dollar values of the Company's assets and liabilities arise because many assets or liabilities are denominated in local currencies subject to fluctuating rates of exchange with the Dollar.

         Agribrands periodically enters into foreign exchange forward contracts to mitigate Agribrands' economic exposure to changes in exchange rates. Company policy allows foreign currency hedging transactions only for identifiable foreign currency exposures, and therefore, Agribrands does not enter into foreign currency contracts for trading purposes where the objective is to generate profits. The potential loss in fair value at August 31, 1999 and 1998 for such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates is $0.8 million and $0.3 million, respectively.

     Because of the U.S. Dollar responsiveness of the Company's international feed operations, management does not believe that fluctuations in the exchange rate between the Dollar and a local currency materially impact the present value of projected future Dollar-translated cash flows from the local operation. As a result, Agribrands does not generally hedge the accounting exposure of its net investments in foreign subsidiaries. The net investment in Agribrands' foreign subsidiaries and affiliates translated into Dollars using the year-end exchange rates is approximately $228 million and $205 million at August 31, 1999, and 1998, respectively. The potential accounting loss in value of Agribrands' net investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates at August 31, 1999 and 1998 is approximately $20.7 million and $18.7 million, respectively.

Inflation

         Management recognizes that inflationary pressures may have an adverse effect on Agribrands through higher asset replacement costs and related depreciation and higher material costs. In addition, hyperinflationary conditions have occurred in many of the countries in which Agribrands operates. Agribrands tries to minimize these effects through geographical diversification, cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is management's view that inflation has not had a significant impact on the consolidated operations in the three years ended August 31, 1999.

Seasonality

     Sales prices and volume can both be impacted by seasonal factors. Agricultural product sales prices are directly influenced by changes in the underlying commodity prices for the raw materials used to formulate animal feeds. Commodity prices are usually at their lowest in the months immediately following the fall harvest. Sales volume may fluctuate somewhat seasonally as temperature affects caloric intake and breeding cycles. For example, the Company's Mexican subsidiary sells the vast majority of its shrimp feed between June and October due to the nature of the shrimp farming cycle.

         Currently, seasonal factors have a limited impact on the Company's total performance in any given period. Seasonality of commodity prices does not materially affect earnings due to the industry practice of pricing at a relatively constant margin over ingredient costs. With the possible exception of shrimp feed sales, seasonally driven changes in sales volume do not materially affect sales or earnings due to the geographic and species diversification of Agribrands' operations.


                                 YEAR 2000 COSTS

     Many old computer systems, and other systems with embedded chip technology, process dates based on two digits for the year of a transaction rather than a full four digits. These systems are unable to properly process dates in the year 2000 and beyond. Agribrands utilizes a number of computer systems across its worldwide operations. The Company has identified its significant software coding issues related to the year 2000 date recognition for key financial and operational systems. The Company estimates that it has resolved approximately 95% of its identified year 2000 coding issues. Agribrands spent approximately $1.2 million to replace existing hardware and software during the year ended August 31, 1999. The Company incurred costs for year 2000 reprogramming of existing systems of approximately $0.9 million and $0.6 million during the years ended August 31, 1999 and 1998, respectively. To make all of its systems year 2000 compliant, the Company estimates incurring an additional $0.2 million of reprogramming costs. In addition, the Company expects to spend an additional $0.3 million on new hardware and software. Completion of all reprogramming, testing and implementation of new hardware and software is expected to occur by November 30, 1999. All costs related to the reprogramming of existing systems for the year 2000 issue are expensed as incurred. Costs of new hardware and software are capitalized.

         Based on the Company's efforts to date, management believes that its key computer systems and other systems containing embedded chip technology will be year 2000 compliant before January 1, 2000. The Company has identified its key customers and suppliers and is working with them to obtain assurances that their systems are year 2000 compliant. However, the Company does not have any control over these third parties and, as a result, cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their year 2000 issues. In addition, the Company operates in sixteen countries on four continents at various stages of economic development and is dependent on systems operated by governments, financial institutions, utilities, communications suppliers and others in each of these countries. The failure of any of such infrastructural systems to be year 2000 compliant could disrupt the Company's business for a period of time and if not quickly resolved could have a material adverse effect on the Company. The Company believes that its geographic diversification and transactional independence between business units significantly mitigate the risk of material adverse effect from year 2000 disruptions. In the event disruptions do occur, the Company's local operations are expected to respond in the same fashion as they periodically do for disruptions from local natural disasters.

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

         The Company's key financial information systems in Europe are equipped to process both Euro and legacy currency transactions through the transition period ending January 1, 2002; however, they are not ready to handle the July 1, 2002 withdrawal of all legacy currencies. Management is currently planning to modify the Company's key financial systems so they can handle the July 1, 2002 mandatory conversion to the Euro. The Company has not yet incurred any costs associated with the conversion. To modify the key financial systems so they can handle the mandatory conversion, the Company anticipates incurring $0.2 million of reprogramming costs and spending approximately $0.2 million on new software. All reprogramming costs will be expensed as incurred, and all software costs will be capitalized. The Company plans to complete system modifications and necessary testing by September 1, 2001.

         From a broader business perspective, conversion to the Euro may cause pricing disparities in different markets to narrow, lowering the Company's margins. Nevertheless, the Company believes the conversion to the Euro will not have a material impact on the Company's consolidated financial results.


                                     OUTLOOK

Near-Term Operating Results

         Excluding the combined effect of current local environmental factors, near-term earnings are likely to remain relatively stable. The majority of the Company's earnings come from affiliates that are well established in their local markets and have achieved good coverage in the premium segment across most lines of commercially raised animals. While certain product lines are growing steadily in some locations (for example, shrimp feed in Mexico), other lines may be declining elsewhere (for example, rabbit feed in Europe).

         It is difficult to forecast near-term earnings trends accurately also due to the number of environmental factors that may move results up or down from a "normalized" level. Local agricultural markets are highly responsive to a number of variables including macro-economic conditions, weather, and current concerns over food and environmental safety. Typically, large and small changes in factors like these across the 16 countries where the Company operates will randomly influence consolidated earnings.

         However, in 1999 the Company enjoyed strong, or greatly improved, macro-economic fundamentals in a majority of its larger markets, including Korea, the Philippines, Mexico, and Venezuela. The impact of local conditions in these markets more than offset that of difficult conditions in Brazil and Hungary so that the combined effect from local factors was unusually positive. Should macro-economic conditions be less positive in fiscal year 2000, the Company will be challenged to match fiscal 1999 financial performance.


Longer-Term Operating Trends

         The Company's traditional operating model is often most effective in emerging markets, with large numbers of small animal producers. Longer-term prospects for the individual operations are heavily dependent on the evolving structures of the local animal production industries. Commercial feed is only one element of a traditional system of animal production where each stage is performed independently. Under appropriate circumstances, animal production becomes more concentrated and efficient and the needs of animal producers change with consequences for the feed manufacturer. In the most extreme case, an entirely integrated production model arises, decreasing the potential number of animals available to be fed by commercial feed producers.

         The extent of changes to local animal production methods and the speed at which those changes arise is dependent on many factors, including overall economic development, trade policy initiatives, and popular and governmental attitudes toward food safety, food security and environmental issues. These dynamics already play an important role in the variation of profitability and growth trends across the Agribrands portfolio.

         The Company has built up substantial cash reserves (and expects existing operations to continue producing free cash flows) which may be applied toward investments and programs intended to leverage the Company's core capabilities in ingredient knowledge, nutritional expertise and rural distribution, and position the Company to prosper in environments both favorable and hostile to the traditional commercial feed proposition.

Monetary Factors

     As with operating earnings, financial costs and income can be difficult to forecast due, in particular, to foreign exchange gains and losses generated by volatile exchange rates and changing capital structures within the foreign affiliates. Currently, the Company's most significant exposures to foreign exchange gains and losses impacting net earnings are in Mexican Pesos, Brazilian Real, Canadian Dollars, Korean Won, and Colombian Pesos. Management focuses on the exchange gains and losses as computed using U.S.

Dollar-based accounting. These too can be volatile as management may not hedge Dollar-based exchange risks when the benefit does not seem to outweigh the cost.

     With respect to income taxes, management projects an ongoing effective tax rate of around 35%, absent unforeseen foreign losses. This rate may be subject to one-time reductions should it become more likely than not that the Company will be able to utilize excess foreign tax credits and net operating loss carryforwards whose benefits have not been recognized due to uncertainty about the Company's long-term tax position.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See MARKET RISK SENSITIVITY AND INFLATION RISK and Note 5 of the Company's Notes to Financial Statements for management's quantitative and qualitative disclosure about market risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

         The management of Agribrands International, Inc. has prepared the accompanying consolidated financial statements for the years ended August 31, 1999, 1998 and 1997 and is responsible for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States, applying certain estimates and judgments as required.

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

         The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, internal auditors and the independent accountants to discuss audit and financial reporting matters. Both the internal auditors and PricewaterhouseCoopers LLP have direct access to the Audit Committee.

         The report of PricewaterhouseCoopers LLP appears below.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Agribrands International, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows, of shareholders equity, of comprehensive income (loss) present fairly, in all material respects, the financial position of Agribrands International, Inc. and its subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
October 8, 1999

                                     AGRIBRANDS INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENT OF EARNINGS
                                           Year Ended August 31
                                           (Dollars in Millions)



                                                1999         1998        1997
                                             ----------   ----------  ----------

Net Sales                                    $ 1,261.5    $ 1,410.1   $ 1,527.6
                                             ----------   ----------  ----------
Costs and Expenses
     Cost of products sold                     1,050.6      1,207.2     1,322.0
     Selling, general and administrative         143.5        143.6       158.9
     Interest                                      8.0         12.0        10.9
     Provisions for restructuring                  -            3.0         3.2
     Gain on sale of property                     (2.3)         -           -
     Other (income)/expense, net                  (8.7)        10.1        (0.5)
                                             ----------   ----------  ----------
                                               1,191.1      1,375.9     1,494.5
                                             ----------   ----------  ----------

Earnings before Income Taxes                      70.4         34.2        33.1
Income Taxes                                      26.4         20.4        24.4
                                             ----------   ----------  ----------
Net Earnings                                 $    44.0    $    13.8   $     8.7
                                             ==========   ==========  ==========

Earnings Per Share
     Basic                                   $    4.16    $    1.29     $   .82
                                             ==========   ==========  ==========
     Diluted                                 $    4.11    $    1.29     $   .82
                                             ==========   ==========  ==========



The above financial statement should be read in conjunction with the Notes to Financial Statements.

                                     AGRIBRANDS INTERNATIONAL, INC.
                                       CONSOLIDATED BALANCE SHEET
                                               August 31
                                         (Dollars in Millions)

                                                            1999         1998
                                                          --------     --------
Assets
Current Assets
     Cash and cash equivalents                            $  174.5     $  136.5
     Short-term investments                                    3.5          1.5
     Receivables, less allowance for doubtful accounts        77.0        103.0
     Inventories                                              81.3         98.8
     Other current assets                                      4.6         11.1
                                                          --------     ---------
       Total Current Assets                                  340.9        350.9
                                                          --------     ---------

Investments and Other Assets                                  51.3         50.9
Property, Plant and Equipment - net                          174.0        176.6
                                                          --------     ---------
         Total                                            $  566.2     $  578.4
                                                          ========     =========

Liabilities and Shareholders Equity
Current Liabilities
     Current maturities of long-term debt                 $    2.4     $    8.7
     Notes payable                                            18.5         46.9
     Accounts payable and accrued liabilities                125.1        132.8
     Income taxes                                              8.5          8.8
                                                          ---------    ---------
       Total Current Liabilities                             154.5        197.2
                                                          ---------    ---------

Long-Term Debt                                                11.5         14.2
Deferred Income Taxes                                          3.7          2.7
Other Liabilities                                             23.2         24.9

Shareholders Equity
     Common stock, $.01 par value, authorized
       50,000,000 shares                                       0.1          0.1
     Capital in excess of par value                          419.5        419.5
     Retained earnings                                        50.1          6.1
     Common stock in treasury, at cost                       (10.8)         -
     Accumulated other comprehensive loss                    (85.6)       (86.3)
                                                          ---------    ---------
       Total Shareholders Equity                             373.3        339.4
                                                          ---------    ---------
         Total                                            $  566.2     $  578.4
                                                          =========    =========


The above financial statement should be read in conjunction with the Notes to Financial Statements.


                                              AGRIBRANDS INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Year Ended August 31
                                                  (Dollars in Millions)

                                                                                 1999          1998          1997
                                                                              -----------   -----------   -----------

Cash Flow from Operations
    Net earnings                                                                $  44.0       $  13.8      $    8.7
    Adjustments to reconcile net earnings to cash from operations:
      Depreciation and amortization                                                24.8          21.2          21.9
      Foreign exchange loss                                                         1.5          12.8           3.7
      Non-cash restructuring                                                        -             0.7           2.2
      Deferred income taxes                                                         1.9          (5.1)          1.9
      Gain on sale of property                                                     (2.3)          -             -
      Changes in assets and liabilities used in operations:
        Decrease (increase) in accounts receivable                                 20.0          (6.5)         (2.7)
        Decrease (increase) in inventories                                         12.7          (4.1)         16.6
        Decrease (increase) in other current assets                                 6.0          (1.2)         (1.1)
        Increase (decrease) in accounts payable and accrued liabilities             1.7          (6.0)         10.3
        (Decrease) increase in income taxes payable                                (0.4)          3.3           0.7
      Other, net                                                                    0.7           4.4           5.6
                                                                                ---------     ---------    ----------
          Net cash provided by operations                                         110.6          33.3          67.8
                                                                                ---------     ---------    ----------

Cash Flow from Investing Activities
    Acquisitions of businesses                                                      -           (16.6)         (3.3)
    Property additions                                                            (25.9)        (44.6)        (44.1)
    Proceeds from the sale of property                                              6.5           1.2           2.0
    Purchase of key man life insurance                                             (5.0)          -             -
    Other, net                                                                     (3.0)          0.3           6.9
                                                                                ---------     ---------    ----------
          Net cash used by investing activities                                   (27.4)        (59.7)        (38.5)
                                                                                ---------     ---------    ----------

Cash Flow from Financing Activities
    Proceeds from issuance of long-term debt                                       11.0          19.0           3.8
    Principal payments on long-term debt, including current maturities            (16.8)        (32.4)         (5.3)
    Net (decrease) increase in notes payable                                      (27.3)         16.7         (33.3)
    Treasury stock purchases                                                      (10.8)          -             -
    Net transactions with Ralston                                                   -           141.9          13.7
                                                                                ---------     ---------    ----------
          Net cash (used by) provided by financing activities                     (43.9)        145.2         (21.1)
                                                                                ---------     ---------    ----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                       (1.3)         (7.5)         (3.3)
                                                                                ---------     ---------    ----------
Net Increase in Cash and Cash Equivalents                                          38.0         111.3           4.9
Cash and Cash Equivalents, Beginning of Period                                    136.5          25.2          20.3
                                                                                ---------     ---------    ----------
Cash and Cash Equivalents, End of Period                                         $174.5        $136.5      $   25.2
                                                                                =========     =========    ==========


The above financial statement should be read in conjunction with the Notes to Financial Statements.


                                               AGRIBRANDS INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                                              Three Years Ended August 31, 1999
                                                    (Dollars in Millions)

                                                                                                              Accumulated
                                         Ralston                    Capital in                  Common           Other
                                         Equity       Common        Excess of     Retained     Stock in      Comprehensive
                                       Investment     Stock         Par Value     Earnings     Treasury           Loss
                                       ----------     ------        -----------   --------     --------      -------------

Balance at August 31, 1996              $ 190.3
Net earnings                                8.7
Net transactions with Ralston              20.5
Translation adjustment                    (21.4)
                                        -------
Balance at August 31, 1997              $ 198.1
Net earnings                                7.7
Net transactions with Ralston             142.8
Translation adjustment                    (15.3)
                                        -------
Balance at March 31, 1998               $ 333.3
Distribution to Ralston's
     shareholders                        (333.3)      $   .1        $ 419.5       $   -        $   -           $ (86.3)
Net earnings                                -             -             -            6.1           -               -
Translation adjustment                      -             -             -             -            -               -
                                        -------       ------        -------       ------       ------           -------
Balance at August 31, 1998              $   -         $   .1        $ 419.5       $  6.1       $   -           $ (86.3)
Net earnings                                -             -             -           44.0           -               -
Treasury stock purchased                    -             -             -             -         (10.8)             -
Activity under stock plans                  -             -             -             -            -               -
Translation adjustment                      -             -             -             -            -               0.7
                                        -------       ------        -------       ------       ------          -------
Balance at August 31, 1999              $   -         $   .1        $ 419.5       $ 50.1       $(10.8)         $ (85.6)
                                        =======       ======        =======       ======       ======          =======

The above financial statement should be read in conjunction with the Notes to Financial Statements.

                                      AGRIBRANDS INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                           Year Ended August 31
                                           (Dollars in Millions)



                                              1999        1998         1997
                                             ------     --------    ---------
Net earnings                                 $ 44.0     $  13.8     $    8.7
Foreign currency translation adjustment         0.7       (15.3)       (21.4)
                                             ------     --------    ---------
Comprehensive Income (Loss)                  $ 44.7     $  (1.5)    $  (12.7)
                                             ======     ========    =========





The above financial statement should be read in conjunction with the Notes to Financial Statements.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


1.       BASIS OF PRESENTATION

         Effective April 1, 1998 (the "Distribution Date"), Agribrands International, Inc. (the "Company" or "Agribrands") became an independent, publicly owned company as a result of the distribution by Ralston Purina Company ("Ralston") of the Company's $.01 par value Common Stock to holders of Ralston Common Stock at a distribution ratio of one for ten (the "Distribution"). Prior to the Distribution, the Company was formed as a wholly owned subsidiary of Ralston for the purpose of effecting the Distribution. Included in this transaction was the transfer of substantially all of the assets and liabilities related to the animal feeds and agricultural products businesses (the "Agribrands Businesses"). Ralston's international pet products businesses ("RPI Consumer") were not included in the spin-off. Ralston did not retain any ownership interest in the Company.

         Agribrands is one of the leading international producers and marketers of animal feeds and, through its subsidiaries and joint venture partners, operates 71 manufacturing plants in 16 countries. Its products are marketed outside the United States under the "Purina"(R) and "Chow"(R) trademarks and the "Checkerboard"(R) logo through a network of approximately 3,400 independent dealers, as well as an independent and a direct sales force.

         The Balance Sheets as of August 31, 1999 and 1998 and the Statement of Earnings for the year ended August 31, 1999 are presented on a consolidated basis. The Statement of Earnings for the year ended August 31, 1998 includes the combined results of operations of the Agribrands Businesses under Ralston for the seven months prior to the Distribution Date and the consolidated results of operations of the Company for the five month period ended August 31, 1998. The Statement of Earnings for all periods prior to the Distribution Date is presented on a combined basis and reflects periods during which the Agribrands Businesses operated primarily as wholly-owned subsidiaries of Ralston and its subsidiaries. The combined financial statements include revenues and expenses that are directly related to the Agribrands Businesses. All significant intercompany transactions have been eliminated from the combined financial statements.

         RPI Consumer, while not included in the accompanying financial statements, generally operated within the same subsidiaries and affiliates as the Agribrands Businesses prior to the Distribution Date. See Note 13 for a more complete discussion.

         Certain previously reported amounts have been reclassified to make them consistent with the current year presentation.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


2.       SUMMARY OF ACCOUNTING POLICIES

         Agribrands'   significant   accounting   policies,   which  conform  to
accounting principles generally accepted in the United States and are applied on a consistent basis among years, except as indicated, are described below:

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

         For foreign operations where the U.S. Dollar is the functional currency and for countries which are considered highly inflationary, translation practices differ in that inventories, investments, properties, accumulated depreciation and depreciation accounts are translated at historical rates of exchange and related translation adjustments are included in earnings. Gains and losses from foreign currency transactions are included in earnings.

         Derivative Financial Instruments - All derivative financial instruments held by the Company are designated as hedges of existing assets, liabilities, firm commitments or identifiable transactions. They have a high degree of correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in the fair value of derivatives are deferred and included in the measurement of the related transaction. Losses are not deferred if it is estimated that deferral would lead to recognizing losses in later periods. If the underlying transaction was no longer expected to occur, any gain or loss would be recognized immediately in the Statement of Earnings. See Note 5 for additional information.

         Cash Equivalents are considered to be all highly liquid investments with a maturity of three months or less when purchased, including time deposits of $19.2 and $12.8 at August 31, 1999 and 1998, respectively.

         Short-term Investments are valued at cost which approximates market.

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

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


         Depreciation is generally provided on the straight-line basis by charges to costs or expenses at rates based on the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 15 to 40 years for buildings. Depreciation expense was $22.7 in 1999, $19.3 in 1998 and $19.6 in 1997.

         Goodwill, which is included in Investments and Other Assets, represents the excess of cost over the net tangible assets of acquired businesses and is amortized over periods of up to 40 years, with the majority being amortized over a 25 year period.

         Subsequent to acquisition, Agribrands continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of businesses carrying goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of goodwill from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of August 31, 1999 and 1998.

         Revenue is recognized when products are shipped to customers. Sales discounts, returns and allowances are included in net sales. The provision for doubtful accounts is included in selling, general and administrative expenses.

         Advertising Costs are expensed as incurred and were $13.9 in 1999, $13.7 in 1998 and $16.8 in 1997.

         Research and Development Costs are expensed as incurred and were $7.0 in 1999, $6.8 in 1998 and $6.9 in 1997.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income Taxes - Agribrands follows the liability method of accounting for income taxes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting. No additional U.S. taxes have been provided on earnings of foreign subsidiaries expected to be reinvested indefinitely. Additional income taxes are provided, however, on planned repatriation of foreign earnings after taking into account tax-exempt earnings and applicable foreign tax credits. Deferred tax assets are reduced by valuation allowances when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

         Earnings per Share - Basic earnings per share are based on the weighted average number of shares outstanding during the year including assumed shares outstanding of 10.7 million for all periods prior to the Distribution Date. Diluted earnings per share are adjusted for the dilutive effect of common stock equivalents. See Note 11 for additional information.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)

         New Accounting Standards - The Financial Accounting Standards Board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Company is evaluating the effects this statement will have on its financial reporting and disclosures. The Company will adopt FAS 133 in fiscal year 2001.


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

         These acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the Consolidated Statement of Earnings from the date of acquisition. Assuming these acquisitions had occurred as of the beginning of their respective fiscal years, they would not have had a material effect on net sales, net earnings or earnings per share.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


4.       BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

         In fiscal year 1999, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires disclosure of segment information on the same basis as used internally for evaluating segment performance. The Company and its subsidiaries are principally engaged in the production and sale of agricultural animal feed. The Company's businesses are organized by geographic area.

         o The Americas segment consists of the Company's businesses in Brazil, Canada, Colombia, Guatemala, Mexico, Peru and Venezuela.
         o The Europe segment consists of the Company's businesses in France, Hungary, Italy, Portugal, Spain and Turkey.
         o The Asia segment consists of the Company's businesses in China, the Philippines and South Korea.
         o The corporate and Tradico segment is located in the United States. It includes Tradico, which sources and resells ingredients, equipment, and products primarily to affiliates. This segment also includes certain corporate items that were not allocated to the other segments.

         Summarized below is the Company' business segment information for the years ended August 31, 1999, 1998 and 1997. Prior years' information has been restated for the adoption of FAS 131.

                                          1999           1998           1997
                                       -----------   -----------    -----------
Net Sales - External
      Americas                          $   572.5    $    625.6      $   599.6
      Europe                                341.8         397.2          467.7
      Asia                                  344.6         387.3          460.3
      Corporate and Tradico (U.S.)            2.6           -              -
                                        ---------    ----------      ---------
           Total                        $ 1,261.5    $  1,410.1      $ 1,527.6
                                        =========    ==========      =========

Net Sales - Intersegment
      Americas                          $     -      $      -        $     -
      Europe                                  -             -              -
      Asia                                    -             -              -
      Corporate and Tradico (U.S.)          102.0          92.9           55.5
                                        ---------    ----------      ---------
           Total                        $   102.0        $ 92.9      $    55.5
                                        =========    ==========      =========

Depreciation & Amortization
      Americas                          $     7.9    $      6.8      $     6.9
      Europe                                  8.0           8.3            8.6
      Asia                                    8.1           5.9            6.4
      Corporate and Tradico (U.S.)            0.8           0.2            -
                                        ---------    ----------      ---------
           Total                        $    24.8    $     21.2      $    21.9
                                        =========    ==========      =========

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)

                                               1999       1998        1997
                                             -------    -------      -------

Operating Profit
       Americas                              $ 33.4     $  33.5      $ 16.0
        Europe                                 15.6        11.9         5.1
        Asia                                   33.0        28.2        32.8
        Corporate and Tradico (U.S.)          (14.6)      (14.3)       (7.2)
                                             -------    --------     -------
                                               67.4        59.3        46.7
      Provisions for restructuring              -          (3.0)       (3.2)
      Gain on sale of property                  2.3         -           -
      Interest expense                         (8.0)      (12.0)      (10.9)
      Other income/(expense), net               8.7       (10.1)        0.5
                                             -------    --------     -------
           Earnings before Income Taxes      $ 70.4     $  34.2      $ 33.1
                                             =======    ========     =======

Capital Expenditures
      Americas                               $ 11.1     $  16.7      $ 13.3
      Europe                                    5.6         7.7        14.4
      Asia                                      9.1        19.5        16.4
      Corporate and Tradico (U.S.)              0.1         0.7         -
                                             -------    --------     -------
           Total                             $ 25.9     $  44.6      $ 44.1
                                             =======    ========     =======

Total Assets
      Americas                               $169.3     $ 188.7      $177.8
      Europe                                  116.0       139.7       143.9
      Asia                                    144.5       132.5       156.6
      Corporate and Tradico (U.S.)            136.4       117.5         2.9
                                             -------    --------     -------
           Total                             $566.2     $ 578.4      $481.2
                                             =======    ========     =======

         Net sales and total assets for each of the Company's businesses were assigned to the geographic area where that business is located. The Company's businesses are located in sixteen countries (and the United States). No single customer accounted for more than 10% of sales. Net sales attributed to South Korea were $238.8, $281.4 and $330.3 in the years ended August 31, 1999, 1998 and 1997, respectively. Net sales attributed to Mexico were $154.3, $162.0 and $128.1 in the years ended August 31, 1999, 1998 and 1997, respectively. Net sales attributable to an individual country, other than South Korea and Mexico, were not material for disclosure. Net property, plant and equipment attributed to South Korea were $101.8 and $94.0 in the years ended August 31, 1999 and 1998, respectively. Net property, plant and equipment attributable to an individual country, other than South Korea, were not material for disclosure.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


5.       FINANCIAL INSTRUMENTS

         Derivatives - The Company currently uses forwards and option contracts to manage foreign currency risk and futures and options to manage commodity price risk. Derivatives used by the Company have an initial term of less than a year, and all currently hedged transactions are expected to occur within the next year. Because the Company hedges with instruments that have high correlation with the underlying transaction pricing, changes in derivative fair values are expected to be offset by changes in pricing.

         The following summarizes the notional transaction amounts, carrying amounts and fair values for all outstanding derivatives, by risk category and instrument type, at August 31:

                                                    1999                                      1998
                                    --------------------------------------   ---------------------------------------
                                     Notional     Carrying       Fair         Notional     Carrying        Fair
                                      Amount       Amount        Value         Amount       Amount         Value
                                    ------------ ------------ ------------   ------------ ------------  ------------

Foreign Currency:
  Forwards                           $  7.3       $  -         $ (0.1)         $ 2.5       $  -          $  -
  Options                               -            -            -              -            -             -
                                     -------      ------       --------        -------     ------        --------
                                        7.3          -           (0.1)           2.5          -             -
                                     -------      ------       --------        -------     ------        --------

Commodity Price:
  Futures                               4.1          -           (0.2)           2.3          -             0.3
  Options                               0.5          -            -              1.8          -            (0.1)
                                     -------      ------       --------        -------     ------        --------
                                        4.6          -           (0.2)           4.1          -             0.2
                                     -------      ------       --------        -------     ------        --------

Total of outstanding derivatives     $ 11.9       $  -         $ (0.3)         $ 6.6       $  -          $  0.2
                                     =======      ======       ========        =======     ======        ========

         The fair value of derivative financial instruments is the amount that Agribrands would receive (or pay) to terminate the specific agreements, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as currency exchange rates and remaining maturities.

         Concentration of Credit Risk - The Company does not have a material concentration of credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, generally short payment terms and their dispersion across geographic areas.

         Nonderivative Financial Instruments - Nonderivative financial instruments include cash equivalents, short-term investments, and short-term and long-term debt. The carrying amounts for cash equivalents, short-term investments and short-term debt approximate fair value. Agribrands has long-term debt in numerous countries under a variety of terms and arrangements. Based on quoted market prices for borrowing arrangements that are the same or similar to the major components of its long-term debt, the Company believes the carrying amounts for long-term debt approximate fair value.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


6.       INCENTIVE COMPENSATION PLANS

         Under terms of the Company's 1998 incentive stock plan, officers, directors and employees may be granted non-qualified stock options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The plan also authorizes the issuance of stock appreciation rights (SARs) settled by cash payment. Options and SARs generally vest over five years and have a maximum term of 10 years. At August 31, 1999 and 1998, a total of 0.8 million and 1.5 million shares, respectively, were available for future awards under the plan.

         There were 161,750 and 98,500 SARs outstanding at August 31, 1999 and 1998, respectively. The Company recognizes compensation expense for SARs based on the amount that the Company's common share price exceeds the exercise price and the percentage of vesting. During the year-ended August 31, 1999, the Company recognized $0.7 of compensation expense for SARs. No compensation expense was recognized for SARs in 1998 because the exercise prices of the SARs were greater than the year-end market price of the common shares.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Had compensation cost for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table. The pro forma amounts may not be representative of future pro forma disclosures.

                                                   1999              1998
                                                 ----------        ----------
Reported net earnings                              $ 44.0            $ 13.8
Pro forma net earnings                               40.5              12.8

Reported diluted earnings per share                $ 4.11            $ 1.29
Pro forma diluted earnings per share                 3.78              1.20

         The fair value of options granted (which is amortized to expense over the options vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    1999              1998
                                                 ----------        ----------
Risk-free interest rate                               4.6%              5.7%
Expected life of option                            8 years           9 years
Expected volatility of Agribrands stock              35.0%             30.0%
Expected dividend yield on Agribrands stock           0.0%              0.0%

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


The weighted average fair value of options granted during 1999 and 1998 is as follows:

                                                         1999           1998
                                                       ---------      --------
Fair value of each option granted                      $ 10.19        $ 18.62
Total number of options granted (in millions)             0.65           1.12
                                                       ---------      --------
Total fair value of options granted (in millions)      $  6.6         $ 20.9
                                                       =========      ========

         The following summarizes stock option plan activity during the year ended August 31:



                                                   1999                         1998
                                            ----------------------       ----------------------
                                                         Weighted                     Weighted
                                                          Average                      Average
                                                         Exercise                     Exercise
                                            Options        Price         Options        Price
                                            -------      --------        -------      --------

Outstanding at beginning of year            1,115,000      $ 36.43             -        $  -
  Granted                                     646,250        22.00        1,122,500       36.41
  Exercised                                    (1,500)       30.06             -           -
  Cancelled                                   (10,000)       29.85           (7,500)      34.25
                                            ---------                     ---------
Outstanding at end of year                  1,749,750      $ 31.14        1,115,000     $ 36.43
                                            =========                     =========
Options exercisable at year end                  -            -                -           -
                                            =========                     =========


         A summary of stock options currently outstanding and exercisable at August 31, 1999 is presented below:



                           Options Outstanding         Options Exercisable
                         ------------------------    -----------------------
                         Wtd. Avg.      Wtd. Avg.                  Wtd. Avg.
Range of                 Remaining      Exercise                   Exercise
Prices     Number        Life           Price        Number          Price
--------   ------        ---------      --------     ------  ---------------


$21-30       627,250     9 years        $ 21.69         -           $    -
$31-40     1,122,500     9 years        $ 36.43         -           $    -
           ---------                                  -----
$21-40     1,749,750     9 years        $ 31.14         -           $    -


                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


7.       PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         Certain foreign employees are covered by defined benefit pension plans, some of which are required by local law or coordinated with government-sponsored plans. These plans generally provide retirement or severance benefits based on years of service and compensation. In addition, substantially all U.S. administrative employees participate in the Company's defined contribution plan.

         Total pension  expense is presented  below for the Company's  principal
defined  benefit   pension  plans  (all  foreign)  and  the  Company's   defined
contribution plans for the three years ended August 31:

                                                      1999       1998      1997
                                                     -------    -------   ------
Defined benefit plans
  Service cost for benefits earned during the year   $ 1.6      $ 1.6     $ 1.7
  Interest cost on projected benefit obligation        2.0        2.3       2.6
  Assumed return on plan assets                       (1.6)      (2.6)     (3.0)
  Amortization of:
    Net actuarial (gain)/loss                          0.1       (0.1)      0.1
    Prior service cost                                 0.1        0.1       0.1
    Transition asset                                  (0.1)      (0.3)     (0.5)
                                                     ------     -------   ------
Total costs for defined benefit plans                  2.1        1.0       1.0
Defined contribution plans                             0.3        0.1       -
                                                     ------     -------   ------
            Total                                    $ 2.4      $ 1.1     $ 1.0
                                                     ======     =======   ======

         The key actuarial assumptions used in determining annual pension expense for the principal defined benefit plans reflect weighted averages for the component plans. These plans are located in various countries throughout the world, and the assumptions were determined based on local economic conditions in these countries. The assumptions were as follows:

                                                       1999       1998      1997
                                                      ------     ------    -----
Discount rate                                          9.2%       9.2%      9.2%
Rate of increase of future compensation levels         7.4%       7.4%      7.3%
Long-term rate of return on assets                     9.9%       9.4%      9.7%

         The following tables summarize the changes in the projected benefit obligation and the change in fair market value of plan assets for all of the Company's principal defined benefit pension plans for the two years ended August 31:

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)



                                                              1999        1998
                                                             -------     -------
Change in Projected Benefit Obligation (PBO):
--------------------------------------------
PBO, beginning of year                                       $ 20.5      $ 32.6
Service cost                                                    1.6         1.6
Interest cost                                                   2.1         2.4
Employee contributions                                          0.2         0.2
Plan amendments                                                 0.3        (0.9)
Actuarial gain/(loss)                                           1.3        (0.5)
Transfer to Ralston                                             -          (6.4)
Benefits paid                                                  (3.5)       (2.1)
Translation adjustment                                          1.8        (6.4)
                                                             -------     -------

PBO, end of year                                             $ 24.3      $ 20.5
                                                             =======     =======
Change in Plan Assets:
---------------------
Fair market value, beginning of year                         $ 14.6      $ 38.5
Actual return on plan assets                                    1.6         1.0
Employer contributions                                          4.0         3.0
Employee contributions                                          0.2         0.2
Transfer to Ralston                                             -         (21.9)
Benefits paid                                                  (3.4)       (2.0)
Translation adjustment                                          1.5        (4.2)
                                                             -------     -------

Fair market value, end of year                               $ 18.5      $ 14.6
                                                             =======     =======

         The following table provides a reconciliation of the funded status of the principal defined benefit plans to the amounts recognized in the balance sheet at August 31:

                                                              1999        1998
                                                             --------    -------
Funded status - plan assets (under)/over benefit
     obligation                                              $ (5.8)     $ (5.9)
Unrecognized net loss                                           3.6         2.1
Unrecognized prior service cost                                 1.0         0.6
Unrecognized net asset at transition, net of
     amortization                                              (0.4)       (0.4)
                                                             --------    -------

Net pension liability                                        $ (1.6)     $ (3.6)
                                                             =======     =======

         The net pension liability disclosed above does not include balance sheet accruals for unfunded defined benefit plans of $12.3 and $12.4 as of August 31, 1999 and 1998, respectively. These accruals approximate the actuarial present value of vested benefits for these plans or represent accrual amounts that comply with local regulations for required termination payments.

         The Company currently does not provide other postretirement defined benefits. Prior to the Distribution, Ralston provided defined benefit health care and life insurance benefits for a limited group of retired employees. Ralston also sponsored plans whereby certain management employees could defer compensation in exchange for defined cash benefits after retirement. The cost of these postretirement benefits allocated to Agribrands was not significant in 1998 or 1997.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)




8.       PROVISIONS FOR RESTRUCTURING

         In 1998, Agribrands recorded provisions for restructuring which reduced earnings before income taxes by $3.0 and net earnings by $1.7. These charges represented primarily severance costs and fixed asset write-offs associated with the streamlining of Agribrands' operations in Europe. Provisions for restructuring in 1997 related to the closing of production facilities and the reorganization of certain administrative functions. All severance costs related to these restructuring provisions were paid by August 31, 1999.

         Components of the provisions for the years ended August 31 are as follows:

                                                  1999        1998        1997
                                                  ------     -------     -------
Severance                                         $  -        $ 2.2       $ 0.6
Other cash costs                                     -          0.1         0.4
Fixed asset writedown                                -          0.7         2.2
                                                  ------     -------     -------
                                                  $  -        $ 3.0       $ 3.2
                                                  ======     =======     =======

         The following summarizes activity within the restructuring reserves:

                                                  1999        1998        1997
                                                  ------     -------     -------
Balance at beginning of year                      $ 1.3       $ 1.4       $ 4.3
Provision during year                                -          3.0         3.2
Spending/fixed asset writedown during year         (1.3)       (3.1)       (6.1)
                                                  ------      ------     -------
Balance at end of year                            $  -        $ 1.3       $ 1.4
                                                  ======      ======     =======


9.       OTHER (INCOME)/EXPENSE, NET

                                                  1999        1998        1997
                                                 -------    --------    --------
Foreign exchange loss                             $ 1.5       $12.8       $ 3.7
Investment income                                 (10.2)       (5.2)       (4.2)
Write-off financing costs                           -           2.5         -
                                                  ------      ------      ------
                                                  $(8.7)      $10.1       $(0.5)
                                                  ======      ======      ======

         In 1998, the Company incurred a $2.5 charge to write off financing costs associated with a credit facility the Company elected not to close.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


10.      INCOME TAXES

         The provisions for income taxes consisted of the following for the years ended August 31:

                                                  1999        1998        1997
                                                 -------   ---------    --------
Currently payable:
     United States                               $  2.1     $   1.7      $  3.8
     Foreign                                       16.7        19.1        14.5
     Taxes on repatriation of foreign earnings      5.7         4.7         4.2
                                                 -------    --------     -------
        Total current                              24.5        25.5        22.5
                                                 -------    --------     -------
Deferred:
     United States                                  0.3        (0.2)        -
     Foreign                                        1.6        (4.9)        1.9
                                                 -------    --------     -------
        Total deferred                              1.9        (5.1)        1.9
                                                 -------    --------     -------
                                                 $ 26.4     $  20.4      $ 24.4
                                                 =======    ========     =======

The source of pre-tax earnings was:

                                                  1999        1998        1997
                                                 -------    --------     -------
     United States                               $  6.2     $   1.2      $  3.2
     Foreign                                       64.2        33.0        29.9
                                                 -------    --------     -------
        Total                                    $ 70.4     $  34.2      $ 33.1
                                                 =======    ========     =======

         A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

                                                  1999        1998        1997
                                                 -------    --------   --------
Computed tax at federal statutory rate           $ 24.6     $  12.0      $ 11.6
Increases (decreases) in taxes resulting from:
  Foreign tax rates other than domestic rate       (3.1)       (2.7)       (1.0)
  Taxes on repatriation of foreign earnings         5.7         4.7         4.2
  U.S. foreign tax credits                         (4.0)       (2.0)        -
  Change in valuation allowance                     0.2         3.0         6.9
  Incremental taxes allocated by Ralston            -           1.1         3.8
  Other, net                                        3.0         4.3        (1.1)
                                                 -------    --------   ---------
                                                 $ 26.4     $  20.4      $ 24.4
                                                 =======    ========   =========

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)

         At August 31, deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

                                                       1999            1998
                                                   -----------     -----------
Deferred Tax Liabilities:
     Depreciation and property differences            $  7.1         $   6.3
     Inventory differences                               4.5             6.2
     Retirement plans                                    3.4             2.3
     Other tax liabilities, current                      0.6             0.5
     Other tax liabilities, non-current                 10.1             9.2
                                                      --------       ---------
        Gross deferred tax liabilities                $ 25.7         $  24.5
                                                      --------       ---------

Deferred Tax Assets:
     Tax loss carryforwards                           $(11.2)        $ (13.9)
     Accrued expenses                                   (7.2)           (7.7)
     Depreciation and property differences              (6.3)           (5.8)
     Tax credits                                        (6.1)           (5.7)
     Other tax assets, current                          (7.3)           (5.8)
     Other tax assets, non-current                      (3.6)           (2.4)
                                                      --------       ---------
        Gross deferred tax (assets)                   $(41.7)        $ (41.3)
                                                      --------       ---------
     Valuation allowance                                19.7            19.5
                                                      --------       ---------
Net deferred tax liabilities                          $  3.7         $   2.7
                                                      ========       =========

         Approximately $0.6 of tax loss carryforwards and tax credits expired in 1999. Future expiration of tax loss carryforwards and tax credits, if not utilized, are as follows: 2000 - $0.4, 2001 - $0.1, 2002 - $1.0, 2003 - $4.5,
2004 - $3.9 and beyond - $7.4. The valuation allowance is primarily attributed to certain tax loss carryforwards generated outside the United States and foreign tax credits awarded in the United States for which no tax benefit is expected to be realized. If it becomes evident that sufficient future taxable income will be available in the tax jurisdictions where these deferred tax assets exist, the Company would release the valuation allowance accordingly.

         At August 31, 1999, approximately $90.0 of foreign subsidiary net earnings was considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

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

         Had Agribrands' income tax provision been calculated as if Agribrands was a single, stand-alone U.S. taxpayer during periods prior to the Distribution Date, the income tax provision would have been lower by approximately $1.1 in the seven months ended March 31, 1998 and $3.8 in the year ended August 31, 1997.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)



11.      EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed using the average number of common shares outstanding during the period. Diluted EPS gives effect to the dilution that would occur if stock options were exercised. Basic and diluted EPS computations for the three years ended August 31 follow:

                                                      1999         1998           1997
                                                  -----------   -----------    -----------
  Numerator:
    Net earnings                                  $      44.0   $      13.8   $       8.7
                                                  ===========   ===========   ===========

  Denominator:
    Weighted average shares outstanding            10,570,405    10,668,571    10,668,571
    Assumed conversion of stock options               135,657        -             -
                                                  -----------   -----------   -----------
    Weighted average shares - assuming dilution    10,706,062    10,668,571    10,668,571
                                                  ===========   ===========   ===========

  Basic earnings per share                        $      4.16   $      1.29   $       .82
                                                  ===========   ===========   ===========
  Diluted earnings per share                      $      4.11   $      1.29   $       .82
                                                  ===========   ===========   ===========

         There  were  10,668,571  shares  of  common  stock  outstanding  at the
Distribution Date. The above EPS calculations assume 10,668,571 shares outstanding for all periods prior to the Distribution Date. Stock options to purchase 1,107,500 and 1,115,000 shares of common stock were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.


12.      PREFERRED AND COMMON STOCK

         At August 31, 1999, 10,000,000 shares of $.01 par value preferred stock were authorized and unissued. The Company's Board of Directors is expressly authorized, prior to issuance, to set preferences, voting powers, annual dividend rates (if any) and other terms and conditions relating to the shares.

         The Company has been authorized to issue 50,000,000 shares of $.01 par value common stock as of August 31, 1999. Activity for the Company's common stock for the years ended August 31 is summarized below:

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)

                                                     1999              1998
                                                 --------------    -------------
  Common Stock Issued
  Common stock issued at beginning of year         10,668,571             -
    Distribution to Ralston's shareholders              -            10,668,571
    Shares cancelled                                     (660)            -
                                                ---------------    -------------
  Common stock issued at end of year               10,667,911        10,668,571
                                                ---------------    -------------

  Common Stock in Treasury
  Treasury stock at beginning of year                   -                 -
    Treasury stock purchased                         (288,848)            -
    Shares issued under stock plans                       242             -
                                                 --------------    -------------
  Treasury stock at end of year                      (288,606)            -
                                                 --------------    -------------


  Common Stock Outstanding                         10,379,305        10,668,571
                                                 ==============    =============


         On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands common stock in open market transactions for general corporate purposes. At August 31, 1999, there were 1,711,152 shares available for repurchase under this authorization.


13.      RELATED PARTY ACTIVITY

         Prior to the Distribution Date, the Agribrands Businesses and RPI Consumer shared some general and administrative functions and distributed some product through a combined distribution network. Costs of these shared activities were allocated to the Company based on utilization or other methods which management believes to be reasonable. Total costs of these shared activities were $22.1 in the seven months ended March 31, 1998 and $46.0 in the year ended August 31, 1997. Of such costs, allocations to Agribrands were $19.1 in the seven months ended March 31, 1998 and $38.7 in the year ended August 31, 1997.

         Ralston also provided certain general and administrative services to the Agribrands Businesses including finance, legal, facilities and systems. These expenses were allocated to Agribrands based on utilization or other methods which management believes to be reasonable. These allocations were $1.2 in the seven months ended March 31, 1998 and $2.0 in the year ended August 31, 1997.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


14.      LEGAL AND ENVIRONMENTAL MATTERS

         The Company is subject to legal proceedings and claims arising out of its business that cover a wide range of matters, including trade regulation, contracts, environmental issues, product liability, patent and trademark matters, and taxes.

         In August 1999, Agribrands (together with Cargill, Incorporated, The Iams Company and by subsequent amended pleading Carl S. Akey, Inc.) filed a complaint in the U.S. District Court for the Northern District of Illinois against a group of vitamin producers. The complaint alleges that the defendants conspired globally to fix the prices of vitamins and allocate customers in support of such arrangement in violation of the U.S. antitrust laws. The defendants have admitted in criminal proceedings to participating in such practices. Agribrands believes that it will be successful in recovering damages arising from these practices. The timing of recovery and the amount of damages are difficult to determine due to the multiple variables which will influence the determination of damages such as period of time covered, percent of overcharge, purchasing entity, as well as other issues and defenses which may be asserted by the defendants. As of August 31, 1999, the Company has not recognized any gain in its financial statements for this matter.

         In the fall of 1997, Agribrands' wholly owned subsidiary, Agribrands Philippines, Inc. (formerly Purina Philippines, Inc.), applied for renewal of a warehouse license to store corn and rice and by-products at its Pulilan facility. The Philippines National Food Authority ("NFA"), the governmental agency that administers the Philippines laws and regulations governing the corn and rice industry, advised Agribrands Philippines by letter dated October 31, 1997 that its license renewal application was denied. The letter cited Philippines legislation and regulations requiring that businesses operating in the corn and rice industry not have more than 40% foreign ownership. Since the NFA believes that Agribrands Philippines is in the corn and rice industry, it has requested Agribrands Philippines to file a divestment plan in order to comply with the 40% maximum foreign ownership requirement.

         Agribrands Philippines has appealed the denial of its license renewal, and on January 23, 1998, received notification that it may operate its warehouse under a "provisional permit" pending the resolution of the appeal. The appeal is pending in the Office of the President. Agribrands Philippines believes it does not need a warehouse license, as it believes it is not engaged in the corn and rice industry as defined by law. Furthermore, Agribrands Philippines believes that it should not be subject to the NFA regulation based upon its original Board of Investments One Stop investment approval of a 100% foreign owned investment. Agribrands Philippines intends to pursue its appeal in the Philippines legal system.

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

         Many of the legal matters are in preliminary stages, involve complex issues of law and fact and may proceed for protracted periods of time. The amount of the eventual liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of Agribrands management,

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)

based upon the information presently known, as well as upon the limitation of certain of its liabilities under the Agreement and Plan of Reorganization between Ralston and Agribrands for the spin-off of Agribrands, the ultimate liability of Agribrands, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the financial position of Agribrands but could be material to results of operations or cash flows for a particular quarter or annual period.


15.      OTHER CONTINGENCIES AND COMMITMENTS

         Guarantees - At August 31, 1999, Agribrands had third party guarantees outstanding in the aggregate amount of approximately $9.4. These guarantees relate to financial arrangements with customers, suppliers and other business relations.

         Sale of Receivables - Agribrands sells certain of its trade accounts receivable and notes receivable to others subject to defined limited recourse provisions. The Company is responsible for collection of the accounts and remits the proceeds to the purchaser on a monthly basis. During 1999, Agribrands sold, on average, accounts receivable totaling $0.8 each month. At August 31, 1999, $0.5 of transferred receivables were outstanding and subject to recourse provisions.

         Other Commitments - Future minimum rental commitments under noncancellable operating leases in effect as of August 31, 1999 were: 2000 - $2.0, 2001 - $1.7, 2002 - $1.3, 2003 - $1.0, 2004 - $0.8 and thereafter - $0.5.
Total rental expense for all operating leases was $6.2 in 1999, $7.1 in 1998 and $10.8 in 1997.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


16.      NOTES PAYABLE

         Notes payable of $18.5 and $46.9 at August 31, 1999 and 1998, respectively, had a weighted average interest rate of 10.3% and 18.0%, respectively. At August 31, 1999, substantially all notes payable are denominated in local currencies and are due to banks. Compensating balance arrangements ensure future credit availability and do not restrict the withdrawal of funds. Under these arrangements, Agribrands maintained average compensating bank balances of $18.0 in 1999.

         On August 31, 1999, total unused uncommitted lines of credit to affiliates of Agribrands were approximately $200.


17.      LONG-TERM DEBT

The detail of long-term debt as of August 31 follows:
                                                              1999     1998
                                                            --------  --------

Korean subsidiary, interest rate of 8.9%; due 2002          $  6.7    $  -

Korean subsidiary, interest rate of 10.0%                      -         5.8

Korean subsidiary, interest rate of 11.0%                      -         3.7

Italian subsidiary, interest rate of 3.17%; due in annual
installments through 2004                                      2.5       -

Italian subsidiary, interest rate of 3.35% at August 31,       1.6       3.2
1999; due 2000

Other long-term debt with interest rates ranging from 1.0%
to 26.0%
                                                               3.1      10.2
                                                            --------  -------
                                                              13.9      22.9
Less: Current Maturities                                      (2.4)     (8.7)
                                                            --------  -------
                                                            $ 11.5    $ 14.2
                                                            ========  =======

         Aggregate maturities of long-term debt are $1.2, $8.1, $1.3 and $0.5 for the years ending August 31, 2001 through 2004, respectively.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)


18.      SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                August 31
                                                         -----------------------
                                                           1999          1998
                                                         ----------    ---------
Receivables (current)
     Trade                                                $  69.1       $  79.8
     Value added tax                                          5.1           6.9
     Receivable from Ralston                                  -            12.9
     Other                                                   14.2          13.8
     Allowance for doubtful accounts                        (11.4)        (10.4)
                                                          ---------     --------
                                                          $  77.0       $ 103.0
                                                          =========     ========

Inventories
     Raw materials and supplies                           $  61.1       $  77.8
     Finished products                                       20.2          21.0
                                                          ---------     --------
                                                          $  81.3       $  98.8
                                                          =========     ========

Investments and Other Assets
     Goodwill (net of accumulated amortization of         $  29.1       $  32.4
         $6.5 in 1999 and $5.8 in 1998)
     Investments in affiliated companies                      6.3           6.5
     Cash surrender value of key man life insurance           5.0           -
     Long-term receivable for value added tax                 4.6           3.8
     Deferred charges and other assets                        6.3           8.2
                                                          ---------     --------
                                                          $  51.3       $  50.9
                                                          =========     ========

Property, Plant and Equipment - net
     Land                                                 $  11.8       $  11.0
     Buildings                                               81.9          81.8
     Machinery and equipment                                249.1         241.9
     Construction in progress                                 3.5          12.2
                                                          ---------     --------
                                                            346.3         346.9
     Accumulated depreciation                              (172.3)       (170.3)
                                                          ---------     --------
                                                          $ 174.0       $ 176.6
                                                          =========     ========

Accounts Payable and Accrued Liabilities
     Trade accounts payable                               $  75.2       $  81.4
     Incentive compensation, salaries and vacations          15.4          15.8
     Restructuring reserves                                   -             1.3
     Other items                                             34.5          34.3
                                                          ---------     --------
                                                          $ 125.1       $ 132.8
                                                          =========     ========

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)

                                                                August 31
                                                       ------------------------
                                                           1999          1998
                                                       -----------   ----------
Other Liabilities
     Retirement and other employee benefits               $  18.1       $  20.3
     Minority interests                                       2.1           2.7
     Other                                                    3.0           1.9
                                                          --------      -------
                                                          $  23.2       $  24.9
                                                          ========      =======


19.      ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                          1999           1998           1997
                                        --------       --------       ---------
Balance, beginning of year              $ 10.4         $  9.8         $  7.2
Provision charged to expense               3.6            6.4            4.6
Write-offs, less recoveries               (2.4)          (4.0)          (1.0)
Translation adjustment                    (0.2)          (1.8)          (1.0)
                                        --------       --------       --------
Balance, end of year                    $ 11.4         $ 10.4         $  9.8
                                        ========       ========       ========


20.      SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

                                         1999           1998           1997
                                        --------       --------       --------
Interest paid                           $  8.6         $ 11.8         $ 10.4
                                        ========       ========       ========
Income taxes paid                       $ 24.8         $ 22.6         $ 21.1
                                        ========       ========       ========

                         AGRIBRANDS INTERNATIONAL, INC.
                         QUARTERLY FINANCIAL INFORMATION
                       (In millions except per share data)
                                   (Unaudited)

         The results of any single quarter are not necessarily indicative of Agribrands' results for the year. The sum of the four quarters' earnings per share will not necessarily equal the full year amount. The following tables assume 10.7 million shares outstanding for all periods prior to the Distribution Date.

Fiscal 1999
                                   First         Second        Third        Fourth          Full
                                  Quarter       Quarter       Quarter       Quarter         Year
                               ------------    ----------    ----------   -------------   ----------

Net sales                         $ 332.4       $ 310.7       $ 311.8       $ 306.6       $ 1,261.5
Gross profit                         58.7          50.0          49.9          52.3           210.9
Net earnings                         11.1           7.8          13.5          11.6            44.0

Diluted earnings per share           1.03           .72          1.27          1.08            4.11



         Fourth quarter 1999 net earnings include an after-tax gain on sale of property of $1.2 ($.11 per share).


Fiscal 1998
                                   First         Second        Third        Fourth          Full
                                  Quarter       Quarter       Quarter       Quarter         Year
                               ------------    ----------    ----------    ------------   ----------

Net sales                         $ 374.8       $ 333.0       $ 351.1       $ 351.2       $ 1,410.1
Gross profit                         56.1          46.4          46.7          53.7           202.9
Net earnings                          4.0           2.0           3.4           4.4            13.8

Diluted earnings per share            .37           .19           .32           .41           1.29


         Second quarter 1998 net earnings were reduced by $1.1 ($.10 per share) due to provisions for restructuring. Fourth quarter 1998 net earnings were reduced by $0.6 ($.06 per share) due to provisions for restructuring.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors and the information appearing under "Compliance with Section 16(a) of the Exchange Act" will be contained in the Notice of the 2000 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

         The executive officers of the Company are listed under Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

         Information appearing under "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Nominating and Compensation Committee Report on Executive Compensation", "Performance Graph", "Stock Ownership" and the remuneration information under "Directors Meetings, Committees and Fees" will be contained in the Notice of the 2000 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership" will be contained in the Notice of the 2000 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information appearing under "Compensation Committee Interlocks and Insider Participation" will be contained in the Notice of the 2000 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1.)  Financial Statements

         The following financial statements are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

         Consolidated Statement of Earnings - for years ended August 31, 1999, 1998 and 1997

         Consolidated Balance Sheet - for years ended August 31, 1999 and 1998

         Consolidated Statement of Cash Flows - for years ended August 31, 1999, 1998 and 1997

         Consolidated Statement of Shareholders Equity - for years ended August 31, 1999, 1998, 1997 and 1996

         Consolidated Statement of Comprehensive Income (loss)- for years ended August 31, 1999, 1998 and 1997

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

(a)(3.) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K)

2.1 Agreement and Plan of Reorganization (Filed as Exhibit (10)(i) to the Company's 10-Q filed for the Quarter Ending February 28, 1998)

3.1 Articles of Incorporation of Agribrands International, Inc. (Filed as Exhibit 3.1 to the Company's Amendment No. 1 to Registration Statement on Form 10 dated February 9, 1998)

3.2 Bylaws of Agribrands International, Inc. (Filed as Exhibit 3.2 to the Company's Amendment No. 1 to Registration Statement on Form 10 dated February 9, 1998)

4.1 Rights Agreement (Filed as Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form 10 dated February 9, 1998)

10.1          Technology  Transfer  and  License  Agreement  (Filed  as  Exhibit
              (10)(ii) to the Company's Form 10-Q for the Period Ending February 28, 1998)

10.2 Trademark Agreement (Filed as Exhibit (10)(iii) to the Company's Form 10-Q for the Period Ending February 28, 1998)

10.3 Credit Agreements (Long and Short Term) (Filed as Exhibit (10)(iv) to the Company's Form 10-Q for the Period Ending February 28,
              1998)

10.4 Tax Sharing Agreement (Filed as Exhibit 2.2 to the Company's Amendment No. 3 to Registration Statement on Form 10 dated March 19, 1998)

10.5          Bridging   Agreement  (Filed  as  Exhibit  2.3  to  the  Company's
              Amendment No. 3 to Registration Statement on Form 10 dated March 19, 1998)

*10.6 Incentive Stock Plan (Filed as Exhibit 10.1 to the Company's Amendment No. 3 to Registration Statement on Form 10 dated March 19, 1998)

*10.7 Form of Management Continuity Agreement (Filed as Exhibit 10 to the Company's Amendment No. 3 to Registration Statement on Form 10 dated February 9, 1998)

*10.8 Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.2 to the Company's Amendment No. 3 to Registration Statement on Form 10 dated March 19, 1998)

*10.9 Form of Non-Qualified Stock Option Agreement dated May 12, 1998, with Chief Executive Officer of the Company (Filed as Exhibit 10.1 to Company's Form 10-Q for the Period Ending May 31, 1998)

*10.10 Form of Non-Qualified Stock Option Agreement dated May 29, 1998, with certain executive officers of the Company (Filed as Exhibit
              10.2 to the  Company's  Form 10-Q for the  Period  Ending  May 31,
              1998)

10.11 First Amendment to Agreement and Plan of Reorganization dated May 29, 1998 (Filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended August 31, 1998)

*10.12 Form of Notice of Stock Appreciation Right dated May 29, 1998 (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended August 31, 1998)

*10.13 Form of Indemnification Agreement between the Company and its Directors (Filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended August 31, 1998)

*10.14 Form of Indemnification Agreement between the Company and its executive officers (Filed as Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended August 31, 1998)

*10.15 Financial Planning Reimbursement Program (Filed as Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended August 31,
              1998)

*10.16        Form of Split Dollar Life  Insurance  Agreement  (Filed as Exhibit
              10.16 to the Company's Form 10-K for the fiscal year ended August 31, 1998)

*10.17 Form of letter amending the May 29, 1998 Non-Qualified Stock Option Agreements (Filed as Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended August 31, 1998)

10.18 Form of Separation Agreement with Gonzalo Dal Borgo dated April 7, 1999 (Filed as Exhibit 10.1 to the Company's Form 10-Q for the period ending May 31, 1999)

21            Subsidiaries of the Company

23            Consent of PricewaterhouseCoopers LLP

27            Financial Data Schedule

*Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended August 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Agribrands International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AGRIBRANDS INTERNATIONAL, INC.


                                           /s/ William P. Stiritz
                                           -------------------------------------
                                           William P. Stiritz
                                           Chairman of the Board,
                                           Chief Executive Officer and President

Date:  October 27, 1999


         KNOW ALL MEN BY THESE PRESENTS, that the below-named directors and officers of Agribrands International, Inc. whose signature appears below constitutes and appoints Michael J. Costello and William P. Stiritz and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                               DATE

/s/ William P. Stiritz             Chairman of the Board,       October 27, 1999
---------------------              Chief Executive Officer,
William P. Stiritz                 and President

/s/ David R. Wenzel                Chief Financial Officer      October 27, 1999
----------------------
David R. Wenzel

/s/ Douglas W. Faust               Controller (Chief            October 27, 1999
----------------------             Accounting Officer)
Douglas W. Faust

/s/ David R. Banks                 Director                     October 27, 1999
----------------------
David R. Banks

/s/ Jay W. Brown                   Director                     October 27, 1999
----------------------
Jay W. Brown

/s/ M. Darrell Ingram              Director                     October 27, 1999
----------------------
M. Darrell Ingram

/s/ H. Davis McCarty               Director                     October 27, 1999
----------------------
H. Davis McCarty

/s/ Joe R. Micheletto              Director                     October 27, 1999
----------------------
Joe R. Micheletto

/S/ Martin K. Sneider              Director                     October 27, 1999
----------------------
Martin K. Sneider