Form 10-Q
period 1999-11-30
AGRIBRANDS INTERNATIONAL INC
filed 2000-01-11
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended November 30, 1999

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

                          YES:   X          NO:  _____


Number of shares of Agribrands common stock, $.01 par value, outstanding as of the close of business on January 11, 2000:

                                   10,199,101

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

         Agribrands International, Inc. (the "Company") is a leading international producer and marketer of formula animal feeds and other agricultural products. Prior to April 1, 1998, the Company was a wholly-owned subsidiary of Ralston Purina Company ("Ralston"). On that date, Ralston distributed the common stock of the Company to its shareholders in a tax-free spin-off (the "Distribution"). The Company is a successor to Ralston's over 100 years of experience in the animal feeds and agricultural products industry.

         The production and sale of animal feed was the primary business of Ralston when it was established in 1894. From that date until the Distribution, Ralston built and maintained its industry position by consistently providing high-quality, research-proven products and customer service. Although this business originated in the United States, it expanded throughout the world, entering the Americas (outside of the United States) in 1927, Europe in 1957 and Asia in 1967. The Company now operates 70 manufacturing plants in 16 countries, and has more than thirty years' experience operating across four continents. The primary animal feed business of Agribrands is conducted almost exclusively outside the United States. In 1986, Ralston sold Purina Mills, Inc., its U.S. animal feeds and agricultural products business, to an unrelated third party. Purina Mills is unrelated to Agribrands.


                  REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

         Unless otherwise noted, all references to prices, costs and margins reflect U.S. Dollar results after translation of foreign currency financial statements in accordance with Statement of Financial Accounting Standards No. 52 (FAS 52).

Net Sales

         Consolidated net sales for the three months ended November 30, 1999 decreased $31.5 million or 9.5% compared to the same period last year. The decrease in net sales was the result of both lower volume and lower average selling prices. Feed volume declined 51,900 tons or 4.1% in the first quarter with all of the decline occurring in the Americas and Europe segments. Average selling prices declined $15 per ton or 5.6% due to lower commodity costs relative to the same period last year. This is consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs.

Operating Profit

         Operating profit decreased $2.2 million or 10.0% for the three months ended November 30, 1999 compared to the same period last year. Operating profit decreased primarily due to lower volume and lower margins in the Americas and Europe regions, which were only partially offset by better results from the Asia region. Operating profit for last year's first quarter was reduced by a $1.8 million charge to settle a claim by a former joint venture partner in Chile.

Interest Expense and Other Income/Expense

         Interest  expense  totaled  $0.9  million  for the three  months  ended
November 30, 1999 compared to $2.9 million for the same period last year. The decrease is due to both lower average borrowings and lower interest rates in the markets where the Company had outstanding borrowings.

         Other income/expense, net changed unfavorably by $0.5 million for the three months ended November 30, 1999 compared to the same period last year. The Company recognized a $0.3 million foreign exchange loss in the first quarter of this year versus a $0.1 million foreign exchange gain last year. Investment income was $0.1 million lower for the three months ended November 30, 1999 despite an increase in the level of interest bearing investments. This was mainly a result of a change in the Company's investment portfolio which now includes more tax-free securities which have slightly lower stated returns.

Net Earnings

         Net earnings were $13.9 million for the three months ended November 30, 1999 compared to $11.1 million for the same period last year. Income taxes, which include United States and foreign taxes, were 33.8% of pre-tax earnings for the current period and 48.8% for the same period last year. The higher effective rate for last year's first quarter primarily resulted from higher foreign tax expense and higher withholding taxes on repatriation of foreign earnings.


                                                                 REVIEW OF SEGMENT RESULTS
                                                                   (Dollars in millions)


                                                                                            Corporate and
                                         Americas           Europe             Asia            Tradico        Consolidated
                                      ----------------  ---------------   ---------------  ----------------  ----------------

Quarter Ended November 30, 1999:
Net sales                                $  134.5           $   76.9          $   89.4         $   0.1          $    300.9
Operating profit                         $    7.8           $    4.5          $   10.7         $  (3.3)         $     19.7

Tons of feed product sold                 524,700            358,000           343,000             400           1,226,100
Income over ingredient cost              $   35.5           $   26.4          $   26.5         $  (0.1)         $     88.3

Quarter Ended November 30, 1998:
Net sales                                $  149.3           $   95.5          $   87.6               -          $    332.4
Operating profit                         $    9.4           $    5.8          $    9.6         $  (2.9)         $     21.9

Tons of feed product sold                 557,000            392,000           329,000               -           1,278,000
Income over ingredient cost              $   40.3           $   32.1          $   22.5               -              $ 94.9


Americas

         Net sales in the Americas segment (which excludes the United States) decreased $14.8 million or 9.9% for the three months ended November 30, 1999 compared to the same period last year. The decrease in net sales was the result of both lower volume and lower average selling prices. Feed volume declined 32,300 tons or 5.8% in the first quarter as a result of weakness in consumer purchasing power in Brazil, Colombia and Peru and a depressed hog market in Mexico. Average selling prices declined $12 per ton in the current quarter primarily as a result of lower ingredient costs in most of the countries where the Americas segment is located.

         Operating profit in the Americas segment decreased $1.6 million or 17.0% in the first quarter compared to the same period last year as a $4.8 million decline in income over ingredient cost (IOIC) was only partially offset by lower operating expenses. IOIC declined primarily due to both lower volume and lower margins in Brazil and Colombia. Dollar-translated margins in Brazil are still well below the levels experienced prior to the January 1999 devaluation of the Brazilian Real. Operating expenses decreased by $3.2 million in the first quarter as last year's quarter included a $1.8 million charge incurred to settle a claim by a former joint venture partner in Chile. The remaining decrease in operating expenses is a result of translating slightly higher local currency costs at significantly weaker foreign currency exchange rates versus the U.S. Dollar.

Europe

         Net sales in the Europe segment decreased $18.6 million or 19.5% for the three months ended November 30, 1999 compared to the same period last year. The decrease in net sales was due to a combination of lower volume and lower average selling prices. Feed volume declined by 34,000 tons or 8.7% in the first quarter due in part to the December 1998 sale of an unprofitable subsidiary of the Company's subsidiary in France. Volumes also declined in Hungary, Italy and Spain, contributing to the overall decline for the European region. Average selling prices declined $29 per ton or 11.8% in the first quarter. The lower selling prices are a result of both lower ingredient costs (consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs) and translation of local currency revenues at weaker foreign currency exchange rates.

         Operating profit in the Europe segment decreased $1.3 million or 22.4% for the three months ended November 30, 1999 compared to the same period last year as a $5.7 million decline in IOIC was only partially offset by lower operating expenses. IOIC declined due to both lower volume and lower margins in France, Hungary, Italy and Spain. Operating expenses decreased by $4.4 million in the first quarter primarily as a result of translating relatively stable local currency costs at significantly weaker foreign currency exchange rates versus the U.S. Dollar.

Asia

         Net sales in the Asia segment increased $1.8 million or 2.1% for the three months ended November 30, 1999 compared to the same period last year due to higher volume. Feed volume in Asia increased 14,000 tons or 4.3% primarily as a result of new sales promotional campaigns in Korea. Average selling prices for the quarter declined by $6 per ton or 2.1% due to lower ingredient costs.

         Operating profit in the Asia segment increased $1.1 million or 11.5% for the quarter ended November 30, 1999 compared to the same period last year as a $4.0 million increase in IOIC was mostly offset by higher operating expenses. IOIC increased mainly due to both higher volume and higher margins in Korea (particularly for hog feeds). Operating expenses increased by $2.9 million in this year's quarter as a result of both expenses incurred for new Korean sales promotional campaigns and translation of local currency costs at stronger foreign currency exchange rates versus the U.S. Dollar.

Corporate and Tradico

         The corporate and Tradico segment is located in the United States. This segment contains certain corporate items which are not allocated to other segments. Tradico, a division within the Company, acquires and resells ingredients, equipment and feed products primarily to affiliates. In the first quarter of fiscal year 2000, Tradico recorded intercompany sales of $22.8 million.

         On an operating profit basis, the corporate and Tradico segment recorded losses (primarily related to unallocated corporate administrative items) of $3.3 million and $2.9 million for the quarters ended November 30, 1999 and 1998, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $16.3 million and $34.7 million for the quarter ended November 30, 1999 and 1998, respectively. The decrease in operating cash flows between the two periods primarily resulted from changes in working capital during the respective periods including a significant decrease in inventories during the quarter ended November 30, 1998. Inventories declined significantly during last year's first quarter particularly in Korea, Colombia and Mexico primarily due to better than expected sales volume.

         Capital expenditures, primarily to replace or enhance existing production facilities and equipment, totaled $6.5 million and $7.4 million for the three months ended November 30, 1999 and 1998, respectively. The Company has a formal review procedure for the authorization of capital expenditures. Anticipated capital expenditures are expected to be funded with existing cash reserves as well as cash generated from operations.

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

         Cash on hand, cash flow from operations and local affiliate borrowings under various lines of credit are Agribrands' primary sources of liquidity. Management has a strong focus on cash flow and the effective use of excess cash flow. The combined operating, cash and equity position of Agribrands should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

         On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands' common stock in open market transactions at management's discretion and depending on market conditions. During the quarter ended November 30, 1999, the Company purchased 16,289 shares of Agribrands' common stock for $0.8 million. In December 1999, the Company purchased an additional 164,000 shares of its common stock for approximately $7.5 million.


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

Dollar-Responsive Economics of International Feed Operations

         Feed is manufactured by processing a combination of grains, proteins, vitamins, and minerals. Approximately 80% of the Company's total costs is the cost of these ingredients, most of which are widely traded in Dollar-denominated global commodity markets. Excluding logistics costs, the Dollar values (and costs) of ingredients around the world are broadly comparable. Local currency prices for ingredients, therefore, typically adjust quickly to reflect changes in quoted dollar prices and changes in the exchange rate between the local currency and the Dollar. As raw materials inventories are replenished after an exchange rate change, new local currency ingredient costs are reflected in local currency feed prices.

         The margin added to ingredient costs is less responsive to exchange rate changes because industry pricing is influenced by local competitors. Nevertheless, exchange rates between the U.S. Dollar and other currencies (particularly in countries with systemic high inflation like many of those where the Company operates) are related closely to differentials between the U.S. and local inflation and interest rates. As a result, Dollar-translated IOIC levels of the Company's international operations generally fluctuate closely around long-term norms, particularly on a consolidated basis.

Dollar-Based Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

         Management believes the required method of translating foreign currency financial statements for most of the Company's foreign affiliates (that is using the local currency as the functional currency) can distort the economic impact of certain items, specifically costs of goods sold and foreign exchange gains and losses. Because of the Company's earnings mix, these distortions can have a disproportionate effect on reported results. For this reason, management believes it is important to understand the Company's operational results computed using the U.S. Dollar as the functional currency.

         Dollar-based accounting was required practice prior to the issuance of FAS 52 in 1981 and continues to be required for U.S. affiliates operating in hyper-inflationary environments. This exception is in recognition of the possible distortions of local-currency based accounting. "Hyper-inflationary" accounting is limited under FAS 52 to countries with cumulative inflation greater than 100% over three years. This fails to cover numerous countries (including those in which the Company generates the majority of its earnings) with consistently higher inflation than the U.S., whose currency values remain unstable (typically devaluing over time versus the Dollar).

         When exchange rates fluctuate, earnings results using U.S. Dollar-based accounting differ from results under local currency based accounting in three important ways. Under U.S. Dollar-based accounting:

         o Cost of goods sold are measured using the exchange rate at the time inventory was purchased rather than the exchange rate at the time finished product was sold.
         o Foreign exchange gains and losses are computed on assets and liabilities denominated in currencies other than the Dollar instead of assets and liabilities denominated in currencies other than local currency.
         o Depreciation is computed by applying the appropriate factor to the historical Dollar value of the asset rather than by applying the appropriate factor to the historical local currency value and translating the result at the current exchange rate.

         Because of its principal focus on cash flows, management uses Dollar-based EBITDA as a key determinant of awards for corporate management under its annual incentive plan. The following table provides a reconciliation of pre-tax earnings to Dollar-based EBITDA for the quarters ended November 30, 1999 and 1998:


                                        Dollar-based EBITDA
                                       (Dollars in millions)
                                                                   Quarter Ended
                                                                    November 30,
                                                                ---------------------
                                                                  1999         1998
                                                                ---------    --------


  Earnings before Income Taxes                                   $ 21.0       $ 21.7
  Add:   Depreciation and amortization                              6.3          5.7
         Interest expense                                           0.9          2.9
                                                                 --------     -------
  EBITDA reported under FAS 52                                     28.2         30.3
  Adjustments to report EBITDA on a U.S. Dollar basis:
  1)   Difference in cost of sales for ingredient costs            (0.9)        (2.5)
  2)   Reversal of foreign exchange loss/(gain) reported under      0.3         (0.1)
       FAS 52
  3)   Dollar-based foreign exchange gain/(loss)                    1.6         (3.6)
                                                                 --------     -------
  EBITDA reported on a U.S. Dollar basis                         $ 29.2       $ 24.1
                                                                 ========     =======


Explanation of adjustments to EBITDA:

1) Difference in cost of sales for ingredient costs. Under Dollar-based accounting, inventories are initially recorded and maintained in Dollars. Ingredient costs were lower under FAS 52 in the first quarter of both years due to devaluation of the local currencies against the Dollar. The operations in Europe and the Americas accounted for nearly all of the adjustment in the quarter ended November 30, 1999. The operations in the Americas accounted for the bulk of the adjustment in last year's first quarter.

2) Reversal of foreign exchange gains and losses reported under FAS 52. Foreign exchange gains and losses reported under FAS 52 were minor in the first quarter of both years. This is a result of stable exchange rates in both the highly inflationary countries where Agribrands has exposure in the local currencies (i.e. where Agribrands uses the Dollar as the functional currency) and non-highly inflationary countries where Agribrands has exposure in U.S. Dollars.

3) Dollar-based foreign exchange gains and losses. If Agribrands had used Dollar-based accounting worldwide, it would have recognized a foreign exchange gain of $1.6 million in the quarter ended November 30, 1999. Most of this gain occurred in Europe, where the Company has net monetary local currency liability exposure. The European currencies weakened against the Dollar in the recently completed quarter, resulting in an exchange gain. During last year's first quarter, the local currencies in Europe and the Philippines strengthened against the Dollar, resulting in an exchange loss.


                                 YEAR 2000 COSTS

         Many old computer systems, and other systems with embedded chip technology, processed dates based on two digits for the year of a transaction rather than a full four digits. These systems were unable to properly process dates in the year 2000 and beyond. Agribrands utilizes a number of computer systems across its worldwide operations. All of the Company's key computer systems appear to be year 2000 compliant. The Company is currently monitoring whether it has any significant software coding issues related to the recognition of February 29, 2000 given that the year 1900 was not a leap year.

           The Company has resolved its year 2000 coding issues through either replacement of old systems with new year 2000 compatible systems or reprogramming of existing systems. Agribrands spent approximately $0.1 million to replace old hardware and software during the quarter ended November 30, 1999.

The Company incurred costs for year 2000 reprogramming of existing systems of approximately $0.2 million during the quarter ended November 30, 1999 and $0.2 million during the quarter ended November 30, 1998. All costs related to the reprogramming of existing systems for the year 2000 issue were expensed as incurred. Costs of new hardware and software were capitalized. To date, the Company is not aware of any significant year 2000 problems involving its major customers and suppliers.


                     EUROPEAN ECONOMIC MONETARY UNION (EMU)

         On January 1, 1999, eleven of the European Union countries (including four countries where Agribrands' operations are located) adopted the Euro as their single currency, and there is now a fixed conversion rate between their existing currencies ("legacy currencies") and the Euro. Following the introduction of the Euro, the legacy currencies remain legal tender in the participating countries during the transition period from January 1, 1999 through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

         The Company's key financial information systems in Europe are equipped to process both Euro and legacy currency transactions during the transition period from January 1, 1999 through January 1, 2002; however, they are not ready to handle the July 1, 2002 withdrawal of all legacy currencies. Management is currently planning to modify the Company's key financial systems so they can handle the July 1, 2002 mandatory conversion to the Euro. The Company has not yet incurred any material costs related to the conversion, and future costs for replacing computer equipment and reprogramming existing systems are not expected to be material. The Company plans to complete system modifications and necessary testing by August 31, 2001.

         From a broader business perspective, conversion to the Euro may cause pricing disparities in different markets to narrow, lowering the Company's margins. Nevertheless, the Company believes the conversion to the Euro will not have a material impact on the Company's consolidated financial results.


                                     OUTLOOK

         It is difficult to forecast short-term operating results due to the number of environmental factors that may impact current results. Local agricultural markets are highly responsive to a number of variables including macro-economic conditions, weather, and current concerns over food and environmental safety. Typically, large and small changes in factors like these in locations where the Company operates will randomly influence consolidated earnings.

         Based on unusually high unit margins in the first quarter of the prior year, the Company did expect lower first quarter operating profit in the current year. Volume declines in Europe and the Americas added to the year-over-year differential. Under current circumstances, management expects operating profit performance in the next three quarters combined to track more closely to that of the prior year. Fully meeting or exceeding prior year results during the coming period remains a challenge given recent volume performance.

         Pre-tax earnings are even more difficult to forecast due, in particular, to foreign exchange gains and losses generated by volatile exchange rates and changing capital structures within the foreign affiliates. Currently, the Company's most significant exposures to foreign exchange gains and losses impacting net earnings are in Brazilian Real, Canadian Dollars, Colombian Pesos, Mexican Pesos and Korean Won. Management focuses on foreign exchange gains and losses as computed using U.S. Dollar-based accounting. These too can be volatile as management generally does not hedge Dollar-based exchange risks because the cost often outweighs the apparent benefit.

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


                   FORWARD-LOOKING STATEMENTS & BUSINESS RISKS

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



                         AGRIBRANDS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                   (Dollars in millions except per share data)

                                                     Quarter Ended
                                                      November 30,
                                                 -----------------------
                                                    1999         1998
                                                 ----------   ----------

Net Sales                                        $  300.9     $  332.4
                                                 ----------   ----------
Costs and Expenses
     Cost of products sold                          247.2        273.7
     Selling, general and administrative             34.0         36.8
     Interest                                          .9          2.9
     Other (income)/expense, net                     (2.2)        (2.7)
                                                 ----------   ---------
                                                    279.9        310.7
                                                 ----------   ---------

Earnings before Income Taxes                         21.0         21.7
Income Taxes                                          7.1         10.6
                                                 ----------   ---------
Net Earnings                                     $   13.9     $   11.1
                                                 ==========   =========

Earnings Per Share
     Basic                                       $   1.34     $   1.04
                                                 ==========   =========
     Diluted                                     $   1.29     $   1.03
                                                 ==========   =========



           See Accompanying Notes to Consolidated Financial Statements



                         AGRIBRANDS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in millions)

                                                                     November 30,       August 31,
                                                                         1999             1999
                                                                    -------------       -----------

Assets
Current Assets
     Cash and cash equivalents                                      $   178.8           $   174.5
     Short-term investments                                               1.7                 3.5
     Receivables, less allowance for doubtful accounts                   76.9                77.0
     Inventories                                                         82.7                81.3
     Other current assets                                                 5.5                 4.6
                                                                    ----------          ----------
       Total Current Assets                                             345.6               340.9
                                                                    ----------          ----------

Investments and Other Assets                                             55.5                51.3

Property at Cost                                                        349.2               346.3
Accumulated Depreciation                                               (175.8)             (172.3)
                                                                    ----------          ----------
                                                                        173.4               174.0
                                                                    ----------          ----------

         Total                                                      $   574.5           $   566.2
                                                                    ==========          ==========

Liabilities and Shareholders' Equity
Current Liabilities
     Current maturities of long-term debt                           $     2.2           $     2.4
     Notes payable                                                       17.8                18.5
     Accounts payable and accrued liabilities                           119.0               125.1
     Income taxes                                                         8.5                 8.5
                                                                    ----------          ----------
       Total Current Liabilities                                        147.5               154.5
                                                                    ----------          ----------

Long-Term Debt                                                           11.4                11.5
Deferred Income Taxes and Other Liabilities                              29.4                26.9

Shareholders' Equity
     Common stock                                                          .1                  .1
     Capital in excess of par                                           419.5               419.5
     Retained earnings                                                   64.0                50.1
     Accumulated other comprehensive loss                               (85.8)              (85.6)
     Common stock in treasury, at cost                                  (11.6)              (10.8)
                                                                    ----------          ----------
     Total Shareholders' Equity                                         386.2               373.3
                                                                    ----------          ----------

         Total                                                      $   574.5           $   566.2
                                                                    ==========          ==========

           See Accompanying Notes to Consolidated Financial Statements



                         AGRIBRANDS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                           Three Months Ended
                                                                                              November 30,
                                                                                      ------------------------------
                                                                                          1999             1998
                                                                                      --------------   -------------
Cash Flow from Operations
     Net earnings                                                                       $   13.9         $   11.1
     Non-cash items included in income
       Depreciation and amortization                                                         6.3              5.7
       Foreign exchange loss/(gain)                                                          0.3             (0.1)
       Deferred income taxes                                                                 2.6              1.4
     Changes in operating assets and liabilities used in operations                         (6.8)            15.7
     Other, net                                                                              -                0.9
                                                                                        ---------        ---------
                      Net cash provided by operations                                       16.3             34.7
                                                                                        ---------        ---------

Cash Flow from Investing Activities
     Property additions                                                                     (6.5)            (7.4)
     Proceeds from the sale of property                                                      0.4              0.7
     Purchase of key man life insurance                                                     (5.0)            (5.0)
     Other, net                                                                              1.3              0.1
                                                                                        ---------        ---------
                      Net cash used by investing activities                                 (9.8)           (11.6)
                                                                                        ---------        ---------

Cash Flow from Financing Activities
     Proceeds from issuance of long-term debt                                                -                0.2
     Principal payments on long-term debt, including current maturities                     (0.3)            (0.4)
     Net (decrease) increase in notes payable                                               (0.5)             3.2
     Treasury stock purchases                                                               (0.8)             -
                                                                                        ---------        ---------
                      Net cash (used by) provided by financing activities                   (1.6)             3.0
                                                                                        ---------        ---------

   Effect of Exchange Rate Changes on Cash and Cash Equivalents                             (0.6)             0.5
                                                                                        ---------        ---------
   Net Increase in Cash and Cash Equivalents                                                 4.3             26.6
   Cash and Cash Equivalents, Beginning of Period                                          174.5            136.5
                                                                                        ---------        ---------
   Cash and Cash Equivalents, End of Period                                             $  178.8         $  163.1
                                                                                        =========        =========


           See Accompanying Notes to Consolidated Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

  Note 1 - GENERAL INFORMATION. Effective April 1, 1998, Agribrands International, Inc. (the Company) became an independent, publicly owned company as a result of the distribution by Ralston Purina Company (Ralston) of the Company's $.01 par value Common Stock to holders of Ralston Purina Company Common Stock at a distribution ratio of one for ten (the Distribution). Prior to the Distribution, the Company was formed as a wholly-owned subsidiary of Ralston for the purpose of effecting the Distribution. Ralston did not retain any ownership interest in the Company.

  Note 2 - UNAUDITED FINANCIAL STATEMENTS. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended August 31, 1999.

  Note 3 -     COMPREHENSIVE INCOME:

                                                             Quarter Ended
                                                              November 30,
                                                         -----------------------
                                                           1999           1998
                                                         ---------      --------
           Net earnings                                  $  13.9        $  11.1
           Foreign currency translation adjustment          (0.2)           3.8
                                                         ---------      --------
           Comprehensive income                          $  13.7        $  14.9
                                                         =========      ========

  Note 4 - BUSINESS SEGMENT INFORMATION. Sales, operating profit and total assets are presented below for each of the Company's reportable segments along with a reconciliation of operating profit for the reportable segments to total earnings before income taxes:

                                                             Quarter Ended
                                                              November 30,
                                                         -----------------------
                                                           1999           1998
                                                         ---------      --------
      Net Sales - External:
           Americas                                      $ 134.5        $ 149.3
           Europe                                           76.9           95.5
           Asia                                             89.4           87.6
           Corporate and Tradico (U.S.)                      0.1             -
                                                         ---------      --------
                Total                                    $ 300.9        $ 332.4
                                                         =========      ========

      Net Sales - Intersegment:
           Americas                                      $    -         $    -
           Europe                                             -              -
           Asia                                               -              -
           Corporate and Tradico (U.S.)                     22.8           17.0
                                                         ---------      --------
                Total                                    $  22.8        $   17.0
                                                         =========      ========


                                                                    Quarter Ended
                                                                     November 30,
                                                              ----------------------------
                                                                 1999           1998
                                                              -----------  ---------------

      Operating Profit:
            Americas                                           $   7.8          $   9.4
             Europe                                                4.5              5.8
             Asia                                                 10.7              9.6
             Corporate and Tradico (U.S.)                         (3.3)            (2.9)
                                                               ----------       ---------
                                                                  19.7             21.9
           Interest expense                                       (0.9)            (2.9)
           Other income/(expense), net                             2.2              2.7
                                                               ---------        ----------
                Earnings before Income Taxes                   $  21.0          $  21.7
                                                               ==========       ==========

      Depreciation and Amortization:
           Americas                                            $   1.8          $   1.8
           Europe                                                  1.9              2.0
           Asia                                                    2.4              1.7
           Corporate and Tradico (U.S.)                            0.2              0.2
                                                               ----------       ----------
                Total                                          $   6.3          $   5.7
                                                               ==========       ==========

                                                             November 30,       August 31,
                                                                 1999             1999
                                                             ------------       ----------

      Total Assets:
           Americas                                            $ 159.5          $  169.3
           Europe                                                111.1             116.0
           Asia                                                  149.8             144.5
           Corporate and Tradico (U.S.)                          154.1             136.4
                                                               ----------       ----------
                Total                                          $ 574.5          $  566.2
                                                               ==========       ==========

  Note 5 -    SUPPLEMENTAL BALANCE SHEET INFORMATION:

                                                             November 30,       August 31,
                                                                 1999             1999
                                                             ------------       ----------
      Receivables:
           Gross receivables                                   $  89.0          $   88.4
           Allowance for doubtful accounts                       (12.1)            (11.4)
                                                               ----------       ----------
                                                               $  76.9          $   77.0
                                                               ==========       ==========

      Inventories:
           Raw materials and supplies                          $   63.5         $   61.1
           Finished products                                       19.2             20.2
                                                               ----------       ----------
                                                               $   82.7         $   81.3
                                                               ==========       ==========



                                                                 November 30,         August 31,
                                                                     1999                1999
                                                               ---------------       -----------

      Investments and Other Assets:
           Goodwill, net of accumulated amortization of           $   28.6             $   29.1
             $6.9 at November 30 and $6.5 at August 31
           Investments in affiliated companies                         6.6                  6.3
           Cash surrender value of key man life insurance             10.0                  5.0
           Deferred charges and other assets                          10.3                 10.9
                                                                  ---------            ---------
                                                                  $   55.5             $   51.3
                                                                  =========            =========

      Accounts payable and accrued liabilities:
           Trade accounts payable                                 $   74.5             $   75.2
           Incentive compensation, salaries and vacations             13.0                 15.4
           Other items                                                31.5                 34.5
                                                                  ---------            ---------
                                                                  $  119.0             $  125.1
                                                                  =========            =========


  Note 6 - OTHER (INCOME)/EXPENSE, NET:

                                                                           Quarter Ended
                                                                            November 30,
                                                                 -------------------------------
                                                                     1999                 1998
                                                                 -----------           ---------

               Foreign exchange loss/(gain)                       $    0.3             $  (0.1)
               Investment income                                      (2.5)               (2.6)
                                                                 -----------           ---------
                                                                  $   (2.2)            $  (2.7)
                                                                 ===========           =========


  Note 7 - COMMON STOCK. There were 10,363,016 and 10,379,305 shares of common stock outstanding at November 30, 1999 and August 31, 1999, respectively.

  Note 8 - EARNINGS PER SHARE. Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                                Quarter ended
                                                                 November 30,
                                                          -----------------------------
                                                            1999             1998
                                                          ------------    -------------

    Numerator:
         Net earnings                                     $      13.9     $      11.1
                                                          ============    =============

    Denominator:
        Weighted average shares outstanding                10,368,308      10,668,571
        Assumed conversion of stock options (1)               397,798          75,393
                                                          ------------    -------------
        Weighted average shares - assuming dilution        10,766,106      10,743,964
                                                          ============    =============

    Basic earnings per share                              $      1.34     $      1.04
                                                          ============    =============
    Diluted earnings per share                            $      1.29     $      1.03
                                                          ============    =============

(1) Stock options to purchase 1,114,500 shares of common stock were outstanding during the quarter ended November 30, 1998 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

 Note 9 - NEW ACCOUNTING STANDARD. The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Company is still evaluating the effect this statement will have on its financial reporting and disclosures. Agribrands will adopt FAS 133 in fiscal year 2001.



PART II -         OTHER INFORMATION

              There is no information required to be reported under any items except those indicated below.


Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits filed with this Report:

                      (10.1) Form of Technology and Trademark  License Agreement
                             entered into with the Company's affiliates.

                      (27)   Financial Data Schedule

              (b)     Reports on Form 8-K:

              No Current Reports on Form 8-K were filed by the Company during the quarter ended November 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AGRIBRANDS INTERNATIONAL, INC.
                                        ----------------------------------------
                                        Registrant

                                        By:  / s /  David R. Wenzel
                                        ----------------------------------------
                                             David R. Wenzel
                                             Chief Financial Officer

Date:  January 11, 2000

EXHIBIT INDEX
-------------


Exhibits
--------


     EX-10.1 Form of Technology and Trademark License Agreement entered into with the Company's affiliates.

     EX-27     Financial data schedule for 1st Quarter of Fiscal 2000.

 (Documents prepared on Edgar and provided electronically)