Form 10-Q
period 2000-02-29
AGRIBRANDS INTERNATIONAL INC
filed 2000-03-30
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended February 29, 2000

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

                          YES:   X          NO:  _____


Number of shares of Agribrands common stock, $.01 par value, outstanding as of the close of business on March 29, 2000:

                                   10,109,101

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

         The production and sale of animal feed was the primary business of Ralston when it was established in 1894. From that date until the Distribution, Ralston built and maintained its industry position by consistently providing high-quality, research-proven products and customer service. Although this business originated in the United States, it expanded throughout the world, entering the Americas (outside of the United States) in 1927, Europe in 1957 and Asia in 1967. The Company now operates 70 manufacturing plants in 16 countries, and has more than thirty years' experience operating across four continents. The primary animal feed business of Agribrands is conducted almost exclusively outside the United States. In 1986, Ralston sold Purina Mills, Inc., its U.S. animal feeds and agricultural products business. Purina Mills is unrelated to Agribrands.


                  REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

         Unless otherwise noted, all references to prices, costs and margins reflect U.S. Dollar results after translation of foreign currency financial statements in accordance with Statement of Financial Accounting Standards No. 52 (FAS 52).

Net Sales

         Consolidated net sales decreased $22.6 million or 7.3% in the second quarter and $54.1 million or 8.4% in the six months ended February 29, 2000 as compared to the same periods last year. Net sales declined in both periods due to lower feed sales volume and lower average selling prices. Weakness in the Americas and Europe regions caused consolidated volume to decline 15,300 tons or 1.3% in the second quarter and 67,200 tons or 2.7% in the six month period. Average selling prices declined in all three regions where Agribrands primarily operates due to lower commodity costs relative to the same periods last year. This is consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs.

Operating Profit

         Operating profit decreased $2.2 million or 14.0% in the second quarter and $4.4 million or 11.7% in the six months ended February 29, 2000 as compared to the same periods last year. For the second quarter, operating profit decreased due to lower volume and higher operating expenses in the Americas and lower volume and lower margins in Europe. For the six month period, operating profit decreased primarily as a result of lower volume and lower margins in the Americas and Europe. The decline in operating profit for both periods was mitigated somewhat by better results from the Asia region.

Interest Expense and Other Income/Expense

         Interest expense totaled $0.6 million and $1.5 million for the second quarter and six months ended February 29, 2000, respectively, compared to $2.3 million and $5.2 million for the same periods last year. The decreases in interest expense for both periods were due to both lower average borrowings and lower interest rates in the foreign markets where the Company had outstanding borrowings.

         Other income/expense, net changed favorably by $4.3 million in the second quarter and $3.8 million in the six months ended February 29, 2000 compared to the same periods last year. The Company recognized a $1.3 million foreign exchange gain in the second quarter of this year versus a $3.6 million foreign exchange loss in the second quarter of last year. In this year's second quarter, the Brazilian Real strengthened versus the U.S. Dollar resulting in an exchange gain on U.S. Dollar debt carried in Brazil. However, in last year's second quarter, the Real devalued significantly versus the Dollar accounting for all of the Company's $3.6 million exchange loss. Investment income was $0.6 million lower in this year's second quarter and $0.7 million lower in the six months ended February 29, 2000 despite an increase in the level of interest bearing investments. This was mainly the result of increased holdings of tax-free securities which have slightly lower stated returns.

Net Earnings

         Net earnings were $11.0 million and $24.9 million for the second quarter and the six months ended February 29, 2000, respectively, compared to $7.8 million and $18.9 million for the same periods last year. Income taxes, which include United States and foreign taxes, were 33.3% and 33.6% of pre-tax earnings for the second quarter and the six months ended February 29, 2000, respectively, compared to 40.9% and 45.8% for the same periods last year. The lower effective rate for the current periods primarily resulted from lower withholding taxes on the repatriation of foreign earnings and a reduction of valuation allowances against foreign tax credit carryforwards in the United States. In addition, a larger percentage of the Company's investment income is now derived from tax-free securities.


                                                                 REVIEW OF SEGMENT RESULTS
                                                                   (Dollars in millions)


                                                                                            Corporate and
                                         Americas           Europe             Asia            Tradico        Consolidated
                                      ----------------  ---------------   ---------------  ----------------  ----------------
Quarter Ended February 29, 2000:
-------------------------------
Net sales                               $    129.4          $   73.6         $   85.0           $  0.1         $    288.1
Operating profit                        $      4.3          $    3.0         $    9.7           $ (3.5)        $     13.5

Tons of feed product sold                  509,200           352,000          332,900              600          1,194,700
Income over ingredient cost             $     32.1          $   23.6         $   25.2           $  0.1         $     81.0

Quarter Ended February 28, 1999:
-------------------------------
Net sales                               $    138.1          $   87.9         $   84.7              -           $    310.7
Operating profit                        $      6.4          $    4.6         $    8.3           $ (3.6)        $     15.7

Tons of feed product sold                  525,000           376,000          309,000              -            1,210,000
Income over ingredient cost             $     33.1          $   29.4         $   23.0              -           $     85.5

Six Months Ended February 29, 2000:
----------------------------------
Net sales                               $    263.9          $  150.5         $  174.4           $  0.2         $    589.0
Operating profit                        $     12.1          $    7.5         $   20.4           $ (6.8)        $     33.2

Tons of feed product sold                1,033,900           710,000          675,900            1,000          2,420,800
Income over ingredient cost             $     67.6          $   50.0         $   51.7              -           $    169.3

Six Months Ended February 28, 1999:
----------------------------------
Net sales                               $    287.4          $  183.4         $  172.3              -           $    643.1
Operating profit                        $     15.8          $   10.4         $   17.9           $ (6.5)        $     37.6

Tons of feed product sold                1,082,000           768,000          638,000              -            2,488,000
Income over ingredient cost             $     73.4          $   61.5         $   45.5              -           $    180.4


Americas

         Net sales in the Americas segment (which excludes the United States) decreased $8.7 million or 6.3% in the second quarter and $23.5 million or 8.2% in the six months ended February 29, 2000 as compared to the same periods last year. The decreases in net sales were the result of both lower volume and lower average selling prices. Feed volume declined 15,800 tons or 3.0% in the second quarter primarily as a result of weakness in consumer purchasing power in Colombia and Peru and a depressed hog market in Mexico. Average selling prices for the Americas declined $9 per ton in the second quarter and $10 per ton in the six month period primarily as a result of lower ingredient costs in most of the countries included in the Americas segment. This is consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs.

         Operating profit in the Americas segment decreased $2.1 million or 32.8% in the second quarter and $3.7 million or 23.4% in the six months ended February 29, 2000 as compared to the same periods last year. For the second quarter, the decline in feed volume caused a $1.0 million decline in income over ingredient cost (IOIC) as IOIC per ton was flat compared to last year. Higher operating expenses in Brazil also contributed to the decline in second quarter operating profit. For the six month period, operating profit decreased $3.7 million as a $5.8 million decline in IOIC was only partially offset by lower operating expenses. IOIC declined $5.8 million due to lower margins in Brazil and both lower volume and lower margins in Colombia. Dollar-translated margins in Brazil are still well below the levels experienced prior to the January 1999 devaluation of the Brazilian Real while Colombia is experiencing difficult economic conditions. Operating expenses decreased $2.1 million in the six months ended February 29, 2000 as last year's first quarter included a $1.8 million charge incurred to settle a claim by a former joint venture partner in Chile.

Europe

         Net sales in the Europe segment decreased $14.3 million or 16.3% in the second quarter and $32.9 million or 17.9% in the six months ended February 29, 2000 as compared to the same periods last year. The decrease in net sales in both periods was due to a combination of lower volume and lower average selling prices. Feed volume declined by 24,000 tons or 6.4% in the second quarter with most of the decline occurring in Spain and the remainder occurring in France, Hungary and Italy. Feed volume declined by 58,000 tons or 7.6% in the six months ended February 29, 2000 due in part to the December 1998 sale of an unprofitable subsidiary of the Company's French operations. Average selling prices for the Europe segment declined $25 per ton in the second quarter and $27 per ton in the six month period mainly as a result of both lower ingredient costs and translation of local currency revenues at weaker foreign currency exchange rates.

         Operating profit in the Europe segment decreased $1.6 million or 34.8% in the second quarter and $2.9 million or 27.9% in the six months ended February 29, 2000 as compared to the same periods last year. IOIC declined $5.8 million in the second quarter and $11.5 million in the six month period due to both lower feed volume and lower margins. IOIC per ton declined $11 per ton in the second quarter and $10 per ton in the six month period primarily as a result of translating relatively stable local currency margins at significantly weaker exchange rates versus the U.S. Dollar. The declines in IOIC for both periods were mostly offset by lower operating expenses also due to translating local currency costs at weaker exchange rates. Dollar-translated operating expenses decreased by $4.2 million in the second quarter and $8.6 million in the six months period.

Asia

         Net sales in the Asia segment increased $0.3 million or 0.4% in the second quarter and $2.1 million or 1.2% in the six months ended February 29, 2000 as compared to the same periods last year. Net sales increased in both periods due to a rise in volume. Feed volume in Asia increased 23,900 tons or 7.7% in the second quarter and 37,900 tons or 5.9% in the six month period primarily as a result of new sales promotional campaigns in Korea. Average selling prices for the Asia segment declined $19 per ton in the second quarter and $12 per ton in the six month period primarily due to lower ingredient costs. This is consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs.

         Operating profit in the Asia segment increased $1.4 million or 16.9% in the second quarter and $2.5 million or 14.0% in the six months ended February 29, 2000 as compared to the same periods last year. IOIC increased $2.2 million in the second quarter and $6.2 million in the six month period mainly due to higher feed volume and higher margins in Korea. The increase in IOIC for both periods were partially offset by higher operating expenses. For the second quarter, operating expenses increased $0.8 million mainly due to an increase in depreciation associated with recent capital expenditures. For the six month period, operating expenses increased $3.7 million primarily as a result of both expenses incurred for new Korean sales promotional campaigns and translation of local currency costs at stronger foreign currency exchange rates versus the U.S. Dollar.

Corporate and Tradico

         The corporate and Tradico segment is located primarily in the United States. This segment contains certain corporate items which are not allocated to other segments. Tradico, a division within the Company, acquires and resells ingredients, equipment and feed products primarily to affiliates. In the second quarter of fiscal year 2000, Tradico recorded intercompany sales of $31.8 million.

         On an operating profit basis, the corporate and Tradico segment recorded losses of $3.5 million and $6.8 million in the quarter and six months ended February 29, 2000, respectively. These losses are related to unallocated corporate administrative items.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $20.3 million and $52.2 million for the six months ended February 29, 2000 and February 28, 1999, respectively. The decrease in operating cash flows between the two periods primarily resulted from changes in working capital during the respective periods. During the six months ended February 29, 2000, approximately $10.7 million of cash was used to fund an increase in inventories and another $7.0 million was used to fund a decrease in accounts payable and accrued liabilities. Most of the increase in inventories relates to strategic grain purchases made in Asia. The decrease in accounts payable and accrued liabilities primarily relates to the payment of employee bonuses, dealer incentives and other obligations that existed at August 31, 1999. During the six months ended February 28, 1999, the Company experienced favorable changes in working capital including the collection of approximately $12 million due from Ralston.

         Capital expenditures, primarily to replace or enhance existing production facilities and equipment, totaled $12.0 million and $15.8 million for the six months ended February 29, 2000 and February 28, 1999, respectively. The Company has a formal review procedure for the authorization of capital expenditures. Anticipated capital expenditures are expected to be funded with existing cash reserves as well as cash generated from operations.

         The Company's working capital requirements for inventories and receivables are influenced somewhat by seasonality, the availability of raw materials and changes in commodity costs, and as a result may fluctuate widely. The Company has generally financed its seasonal and other working capital needs through short-term borrowings provided by local foreign banks and branches of multi-national banks. Currently, the Company is borrowing very little from outside lenders as investment earnings on its U.S. cash balances are generally less than the cost of external borrowings. Intercompany loans are an important vehicle for funding cash needs in one location with excess cash balances of another.

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

         On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands' common stock in open market transactions at management's discretion and depending on market conditions. During the six months ended February 29, 2000, the Company purchased 180,204 shares of Agribrands' common stock for $8.3 million. In March 2000, the Company purchased an additional 95,000 shares of its common stock for approximately $3.3 million.


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

Dollar-Based Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

         Management believes the required method of translating foreign currency financial statements for most of the Company's foreign affiliates (that is using the local currency as the functional currency) can distort the economic impact of certain items, specifically costs of goods sold and foreign exchange gains and losses. Because the Company operates predominantly outside of the U.S., these distortions can have a disproportionate effect on reported results. For this reason, management believes it is important to understand the Company's operational results computed using the U.S. Dollar as the functional currency.

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

         Because of its principal focus on cash flows, management uses Dollar-based EBITDA as a key determinant of awards for corporate management under its annual incentive plan. The following table provides a reconciliation of pre-tax earnings to Dollar-based EBITDA for the quarter and six months ended February 29, 2000:


                                                                                   Dollar-based EBITDA
                                                                                  (Dollars in millions)

                                                           -----------------------------     -------------------------------
                                                                   Quarter Ended                     Six Months Ended
                                                           -----------------------------      ------------------------------
                                                           February 29,     February 28,      February 29,      February 28,
                                                               2000             1999              2000              1999
                                                           ------------     ------------      ------------      ------------
  Earnings before Income Taxes                                 $ 16.5          $ 13.2            $ 37.5           $ 34.9
  Add:   Loss/(gain) on sale of property                          -              (0.5)              -               (0.5)
         Depreciation and amortization                            6.4             6.0              12.7             11.7
         Interest expense                                         0.6             2.3               1.5              5.2
                                                               -------         -------           -------          --------
  EBITDA reported under FAS 52                                   23.5            21.0              51.7             51.3
  Adjustments to report EBITDA on a Dollar basis:
  1)   Difference in cost of sales for ingredient costs           0.4            (0.8)             (0.5)            (3.3)
  2)   Reversal of foreign exchange loss/(gain)                  (1.3)            3.6              (1.0)             3.5
       reported under FAS 52
  3)   Dollar-based foreign exchange gain/(loss)                  1.4             3.8               3.0              0.2
                                                               -------         -------           -------          -------
  EBITDA reported on a U.S. Dollar basis                       $ 24.0          $ 27.6            $ 53.2           $ 51.7
                                                               =======         =======           =======          ========

Explanation of adjustments to EBITDA:

1) Difference in cost of sales for ingredient costs. Under Dollar-based accounting, inventories are initially recorded and maintained in Dollars. Under FAS 52, ingredient costs were $0.4 million higher in the quarter ended February 29, 2000 mainly due to recent strengthening of the Brazilian Real and Korean Won, but partially offset by weakening of the Euro. Ingredient costs were significantly lower under FAS 52 in the quarter and six months ended February 28, 1999 as the Brazilian Real devalued by around 40% versus the Dollar in January 1999.

2) Reversal of foreign exchange gains and losses reported under FAS 52. In last year's second quarter, the Company reported a $3.6 million foreign exchange loss under FAS 52. All of this exchange loss was incurred in Brazil, where the Company carried U.S. Dollar denominated debt and the local currency devalued significantly versus the Dollar.

3) Dollar-based foreign exchange gains and losses. If Agribrands had used Dollar-based accounting worldwide, it would have recognized foreign exchange gains of $1.4 million and $3.0 million in the quarter and six months ended February 29, 2000, respectively. Most of these gains occurred in Europe, where the Company has net liabilities denominated in the Euro. During the current fiscal year as the Euro has weakened, these liabilities have decreased in Dollar terms resulting in a foreign exchange gain.


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

         Over the past six months, year-over-year comparisons have been influenced by a number of environmental factors. In Europe, for example, unusually high margins in the prior year have been followed with current year margins below long-term norms. Management believes this effect is primarily the result of short-term exchange rate variations rather than any fundamental change in the profit characteristics of the business. Year-over-year results in the Europe region have been further hurt by depressed results in Hungary.

         Performance in the Americas region has declined due primarily to problems in Brazil and Colombia. Operational issues are being addressed, but the agricultural sectors in both of these countries remain very depressed. Asia region improvement has partially offset the declines in Europe and the Americas. In Asia, environmental factors are having the opposite effect as depressed conditions in the prior two years have given way to much stronger economic performance. Here again, the effect of macro economic conditions has had a larger impact on results than fundamental changes to our business and industry. Nevertheless, the feed and agricultural industries in Korea are rapidly evolving toward more efficient structures which will place pressure on the traditional feed sector.

         In the near term, conditions in certain European and Latin American countries will continue to negatively influence year-over-year comparisons. On the other hand, European comparisons should be helped by weak earnings in the fourth quarter of fiscal 1999. Asia is unlikely to continue such strong year-over-year performance based on very strong earnings in the second half of fiscal 1999. On a consolidated basis, operating performance for each of the next two quarters should exceed that of the recently completed second quarter.

         Pre-tax earnings remain subject to volatility due, in particular, to foreign exchange gains and losses generated by volatile exchange rates and changing capital structures within the foreign affiliates. Currently, the Company's most significant exposures to foreign exchange gains and losses impacting net earnings are U.S. Dollar liabilities carried in Brazil, Canada, Colombia, Mexico and Korea. As discussed earlier, management focuses on the Company's exposure to the change in the Dollar value of net monetary asset or liability positions in currencies other than the U.S. Dollar. These values can also be volatile as the cost of hedging these exposures often exceeds the likely benefit. The Company currently has significant net monetary asset or liability positions in Euros, Canadian Dollars, Colombian Pesos and Philippine Pesos.

                   FORWARD-LOOKING STATEMENTS & BUSINESS RISKS

         Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Outlook" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (which may use words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are described below and elsewhere in this report. Such factors include, among others, the following: (i) changing conditions or market trends in the animal feeds and agricultural products industries; (ii) general economic and business conditions, including a regional recession in any of the various regions of the world in which Agribrands operates; (iii) the ability of the Company to implement its business strategy and maintain and enhance its competitive strengths; (iv) the ability of the Company to recover its raw material costs in the pricing of its products, (v) political and economic instability in countries or regions where the Company's business is conducted,
(vi) the level of demand for Agribrands' products,(vii) the ability of the Company to obtain financing for specific or general corporate purposes; (viii) actions of competitors and government entities; (ix) availability of key personnel; (x) industry capacity trends; (xi) changes in the economic or financial impact of, or failure to comply with, government regulations and (xii) changes brought about by e-commerce initiatives. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, and neither Agribrands nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Any forward-looking statements contained herein speak solely as of the date as of which such statements are made, and Agribrands undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

         The Company, as a supplier of animal feeds and other agricultural products, is subject to the risks and uncertainties associated with the animal production industry and the resulting fluctuations in demand for Agribrands' products. The animal production industry, and consequently the animal feeds industry, in a particular country can be negatively affected by a number of factors, including the following: the market price of livestock, poultry and other animals and their food products; alternative feed sources; changes in consumer demand for, and consumption of, grain, meat, fish, milk and eggs; outbreaks of diseases in humans or animals (such as BSE or "mad cow disease," foot and mouth disease or aviarian virus); real estate values; urban development; weather conditions; government farm programs; government regulations; tariffs, restrictive quota and trade policies; production difficulties, including capacity constraints and supply surpluses; and general economic conditions, either local, regional or global. In certain markets, the increasing nutritional efficiency of available feeds has resulted in lower volume demand for feeds. Profit pressure and overcapacity in various markets have led to consolidation of both the feed production and animal production industries in those markets. Larger animal producers have tended to integrate their business by acquiring or constructing feed production facilities to meet some or all of their feed requirements, and consequently have relied less on outside suppliers of animal feeds.

         The animal feeds and agricultural products business is expected to remain highly competitive in the foreseeable future. Future growth opportunities are expected to depend on the Company's ability to implement its strategies for competing effectively in new, growing agricultural markets, maintaining effective cost controls, making strategic acquisitions, effectively managing customers changing preferences for complete feeds, concentrates or premixes, and developing and implementing methods for more efficient manufacturing and distribution operations, including development of e-commerce strategies, while at the same time maintaining aggressive pricing and promotion of its products.



                         AGRIBRANDS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                   (Dollars in millions except per share data)

                                                     Quarter Ended                      Six Months Ended
                                               ----------------------------      ------------------------------
                                               February 29,    February 28,      February 29,      February 28,
                                                   2000            1999             2000               1999
                                               ------------    ------------      ------------      ------------
Net Sales                                      $ 288.1          $ 310.7          $ 589.0           $ 643.1
                                               -------          -------          -------           -------
Costs and Expenses
     Cost of products sold                       241.7            260.7            488.9             534.4
     Selling, general and administrative          32.9             34.3             66.9              71.1
     Interest                                      0.6              2.3              1.5               5.2
     Gain on sale of property                      -               (0.5)             -                (0.5)
     Other (income)/expense, net                  (3.6)             0.7             (5.8)             (2.0)
                                               -------          -------          -------           -------
                                                 271.6            297.5            551.5             608.2
                                               -------          -------          -------           -------
Earnings before Income Taxes                      16.5             13.2             37.5              34.9
Income Taxes                                       5.5              5.4             12.6              16.0
                                               -------          -------          -------           -------
Net Earnings                                   $  11.0          $   7.8          $  24.9           $  18.9
                                               =======          =======          =======           =======
Earnings Per Share
     Basic                                     $  1.08          $   .73          $  2.42           $  1.77
                                               =======          =======          =======           =======
     Diluted                                   $  1.04          $   .72          $  2.34           $  1.76
                                               =======          =======          =======           =======


           See Accompanying Notes to Consolidated Financial Statements


                         AGRIBRANDS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in millions)


                                                              February 29,          August 31,
                                                                  2000                 1999
                                                              -------------         -----------
Assets
Current Assets
     Cash and cash equivalents                                  $   174.1             $ 174.5
     Short-term investments                                           1.8                 3.5
     Receivables, less allowance for doubtful accounts               73.5                77.0
     Inventories                                                     90.9                81.3
     Other current assets                                             5.3                 4.6
                                                                -----------           ---------
       Total Current Assets                                         345.6               340.9
                                                                -----------           ---------

Investments and Other Assets                                         55.5                51.3

Property at Cost                                                    352.8               346.3
Accumulated Depreciation                                           (179.9)             (172.3)
                                                                -----------           ---------
                                                                    172.9               174.0
                                                                -----------           ---------

         Total                                                  $   574.0             $ 566.2
                                                                ===========           =========

Liabilities and Shareholders' Equity
Current Liabilities
     Current maturities of long-term debt                       $     0.5             $   2.4
     Notes payable                                                   21.7                18.5
     Accounts payable and accrued liabilities                       114.9               125.1
     Income taxes                                                     5.8                 8.5
                                                                -----------           ---------
       Total Current Liabilities                                    142.9               154.5
                                                                -----------           ---------

Long-Term Debt                                                       11.3                11.5
Deferred Income Taxes and Other Liabilities                          29.7                26.9

Shareholders' Equity
     Common stock                                                      .1                  .1
     Capital in excess of par                                       419.5               419.5
     Retained earnings                                               75.0                50.1
     Accumulated other comprehensive loss                           (85.4)              (85.6)
     Common stock in treasury, at cost                              (19.1)              (10.8)
                                                                -----------           ---------
     Total Shareholders' Equity                                     390.1               373.3
                                                                -----------           ---------

         Total                                                  $   574.0             $ 566.2
                                                                ===========           =========

           See Accompanying Notes to Consolidated Financial Statements



                         AGRIBRANDS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                       Six Months Ended
                                                              -----------------------------------
                                                              February 29,           February 28,
                                                                  2000                 1999
                                                              -------------          ------------

Cash Flow from Operations
     Net earnings                                                 $  24.9             $  18.9
     Non-cash items included in income
       Depreciation and amortization                                 12.7                11.7
       Foreign exchange (gain)/loss                                  (1.0)                3.5
       Provision for doubtful accounts                                1.4                 1.9
       Deferred income taxes                                          3.3                 2.5
       Gain on sale of property                                       -                  (0.5)
     Changes in operating assets and liabilities used in
       operations                                                   (19.5)               14.2
     Other, net                                                      (1.5)                -
                                                                  ---------           --------
                      Net cash provided by operations                20.3                52.2
                                                                  ---------           ---------

Cash Flow from Investing Activities
     Property additions                                             (12.0)              (15.8)
     Proceeds from the sale of property                               0.6                 2.5
     Proceeds from sale of Korean pet food business                   2.0                 -
     Purchase of key man life insurance                              (5.0)               (5.0)
     Other, net                                                       1.5                (0.7)
                                                                  ---------           ---------
                      Net cash used by investing activities         (12.9)              (19.0)
                                                                  ---------           ---------

Cash Flow from Financing Activities
     Proceeds from issuance of long-term debt                         -                   1.7
     Principal payments on long-term debt, including current
       maturities                                                    (2.2)               (1.9)
     Net increase (decrease) in notes payable                         3.4                (3.9)
     Treasury stock purchases                                        (8.3)               (4.6)
                                                                  ---------           ---------
                      Net cash used by financing activities          (7.1)               (8.7)
                                                                  ---------           ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents         (0.7)               (0.6)
                                                                  ---------           ---------
Net (Decrease) Increase in Cash and Cash Equivalents                 (0.4)               23.9
Cash and Cash Equivalents, Beginning of Period                      174.5               136.5
                                                                  ---------           ---------
Cash and Cash Equivalents, End of Period                          $ 174.1             $ 160.4
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


  Note 3 -        COMPREHENSIVE INCOME:

                                                           Quarter Ended                Six Months Ended
                                                   ---------------------------   ----------------------------
                                                   February 29,   February 28,   February 29,    February 28,
                                                       2000           1999           2000            1999
                                                   ------------   ------------   ------------    ------------

        Net earnings                                  $ 11.0         $   7.8        $ 24.9          $ 18.9
        Foreign currency translation adjustment          0.4            (3.2)          0.2             0.6
                                                      -------        --------       -------         -------
        Comprehensive income                          $ 11.4         $   4.6        $ 25.1          $ 19.5
                                                      =======        ========       ======          =======


  Note 4 - BUSINESS SEGMENT INFORMATION. Sales, operating profit and total assets are presented below for each of the Company's reportable segments along with a reconciliation of operating profit for the reportable segments to total earnings before income taxes:

                                                  Quarter Ended                   Six Months Ended
                                          -----------------------------    -----------------------------
                                          February 29,    February 28,     February 29,    February 28,
                                              2000            1999             2000            1999
                                          ------------    -------------    ------------    -------------
      Net Sales - External:
           Americas                           $ 129.4          $ 138.1         $ 263.9         $ 287.4
           Europe                                73.6             87.9           150.5           183.4
           Asia                                  85.0             84.7           174.4           172.3
           Corporate and Tradico (U.S.)           0.1              -               0.2             -
                                              -------          -------         -------         -------
                Total                         $ 288.1          $ 310.7         $ 589.0         $ 643.1
                                              =======          =======         =======         =======


                                                       Quarter Ended                     Six Months Ended
                                               -------------------------------    -------------------------------
                                               February 29,      February 28,     February 29,       February 28,
                                                   2000              1999             2000               1999
                                               -------------     -------------    ------------       ------------
      Net Sales - Intersegment:
           Americas                               $   -              $   -           $   -              $   -
           Europe                                     -                  -               -                  -
           Asia                                       -                  -               -                  -
           Corporate and Tradico (U.S.)              31.8               24.0            54.6               41.0
                                                  --------           ---------       ---------          ---------
                Total                             $  31.8            $  24.0         $  54.6            $  41.0
                                                  ========           =========       =========          =========

      Operating Profit:
           Americas                               $   4.3            $   6.4         $  12.1            $  15.8
           Europe                                     3.0                4.6             7.5               10.4
           Asia                                       9.7                8.3            20.4               17.9
           Corporate and Tradico (U.S.)              (3.5)              (3.6)           (6.8)              (6.5)
                                                  --------           ---------       ---------          ---------
                                                     13.5               15.7            33.2               37.6
           Gain on sale of property                   -                  0.5             -                  0.5
           Interest expense                          (0.6)              (2.3)           (1.5)              (5.2)
           Other income/(expense), net                3.6               (0.7)            5.8                2.0
                                                  --------           ---------       --------           ---------
                Earnings before Income Taxes      $  16.5            $  13.2         $  37.5            $  34.9
                                                  ========           =========       ========           =========

      Depreciation and Amortization:
           Americas                               $   1.9            $   1.9         $   3.7            $   3.7
           Europe                                     1.8                2.1             3.7                4.1
           Asia                                       2.5                1.8             4.9                3.5
           Corporate and Tradico (U.S.)               0.2                0.2             0.4                0.4
                                                  --------           --------        --------           ---------
                Total                             $   6.4            $   6.0         $  12.7            $  11.7
                                                  ========           ========        ========           =========


                                               February 29,     August 31,
                                                   2000            1999
                                               ------------     ----------
      Total Assets:
           Americas                              $   160.4        $ 169.3
           Europe                                    104.7          116.0
           Asia                                      150.1          144.5
           Corporate and Tradico (U.S.)              158.8          136.4
                                                 ----------       --------
                Total                            $   574.0        $ 566.2
                                                 ==========       ========



  Note 5 -        SUPPLEMENTAL BALANCE SHEET INFORMATION:


                                               February 29,     August 31,
                                                   2000            1999
                                               ------------     ----------
      Receivables:
           Gross receivables                     $    85.6        $  88.4
           Allowance for doubtful accounts           (12.1)         (11.4)
                                                 ----------       --------
                                                 $    73.5        $  77.0
                                                 ==========       ========

                                                        February 29,  August 31,
                                                            2000         1999
                                                        ------------  ----------
      Inventories:
           Raw materials and supplies                      $    68.9    $  61.1
           Finished products                                    22.0       20.2
                                                           ---------    --------
                                                           $    90.9    $  81.3
                                                           =========    ========

      Investments and Other Assets:
           Goodwill, net of accumulated amortization of    $    28.1    $  29.1
             $7.4 at February 29 and $6.5 at August 31
           Investments in affiliated companies                   6.8        6.3
           Cash surrender value of key man life insurance       10.0        5.0
           Deferred charges and other assets                    10.6       10.9
                                                           ---------    --------
                                                           $    55.5    $  51.3
                                                            ========    ========

      Accounts payable and accrued liabilities:
           Trade accounts payable                          $    74.9    $  75.2
           Incentive compensation, salaries and vacations       12.6       15.4
           Other items                                          27.4       34.5
                                                           ---------    --------
                                                           $   114.9    $ 125.1
                                                           =========    ========


  Note 6 -        OTHER (INCOME)/EXPENSE, NET:

                                                     Quarter Ended                     Six Months Ended
                                            -------------------------------     -------------------------------
                                            February 29,       February 28,     February 29,       February 28,
                                                2000               1999             2000               1999
                                            ------------       ------------     ------------       ------------

          Foreign exchange (gain)/loss       $  (1.3)           $   3.6          $  (1.0)           $   3.5
          Investment income                     (2.3)              (2.9)            (4.8)              (5.5)
                                             --------           --------         --------           --------
                                             $  (3.6)           $   0.7          $  (5.8)           $  (2.0)
                                             ========           ========         ========           ========


  Note 7 - COMMON STOCK. There were 10,199,101 and 10,379,305 shares of common stock outstanding at February 29, 2000 and August 31, 1999, respectively. During the six months ended February 29, 2000, the Company purchased 180,204 shares of Agribrands' common stock for $8.3 million.


  Note 8 - EARNINGS PER SHARE. Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options. The following table sets forth the computation of basic and diluted earnings per share:


                                                                 Quarter Ended                      Six Months Ended
                                                         --------------------------------   --------------------------------
                                                         February 29,     February 28,       February 29,      February 28,
                                                             2000             1999               2000              1999
                                                         --------------- ----------------   ---------------- ---------------
    Numerator:
       Net earnings                                      $       11.0       $       7.8        $      24.9      $      18.9
                                                         ============       ===========        ===========      ===========
    Denominator:
       Weighted average shares outstanding                 10,215,321        10,639,605         10,291,814       10,654,168
       Assumed conversion of stock options (1)                324,583           125,930            361,191          100,661
                                                         ------------       -----------        -----------      -----------
       Weighted average shares - assuming dilution         10,539,904        10,765,535         10,653,005       10,754,829
                                                         ============       ===========        ===========      ===========

    Basic earnings per share (2)                         $       1.08       $       .73        $      2.42      $      1.77
                                                         ============       ===========        ===========      ===========
    Diluted earnings per share (2)                       $       1.04       $       .72        $      2.34      $      1.76
                                                         ============       ===========        ===========      ===========

       (1) Stock options to purchase 1,114,500 shares of common stock were outstanding during the quarter and six months ended February 28, 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

       (2)    The  sum  of  quarterly  EPS  data  will  not   necessarily  equal
              year-to-date  EPS data.


  Note 9 - NEW ACCOUNTING STANDARD. The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Company is still evaluating the effect this statement will have on its financial reporting and disclosures. Agribrands will adopt FAS 133 on September 1, 2000.



PART II -         OTHER INFORMATION

                  There is no information required to be reported under any items except those indicated below.

Item 4.           Submission of Matter to a Vote of Security Holders

                  On January 28, 2000, the Registrant held its Annual Meeting for the purpose of electing two Directors to serve three-year terms ending at the Annual Meeting of Shareholders in January 2003, or when their successors are elected.

              The number of shares voting for or against each candidate is as follows:

                                      VOTES            VOTES           BROKER
                                       FOR            WITHHELD       NON-VOTES

              H. Davis McCarty       9,195,151          162,721           N/A
              Joe R. Micheletto      9,187,949          169,923           N/A

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits filed with this Report:

                      (10.1) Purchase Option and Indemnification Agreement between the Company and Land O' Lakes, Inc. dated January 1, 2000.

                      (27)    Financial Data Schedule

              (b)     Reports on Form 8-K:

              No Current Reports on Form 8-K were filed by the Company during the quarter ended February 29, 2000.

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


                                        AGRIBRANDS INTERNATIONAL, INC.
                                        ----------------------------------------
                                        Registrant

                                        By:  / s /  David R. Wenzel
                                        ----------------------------------------
                                             David R. Wenzel
                                             Chief Financial Officer

Date:  March 29, 2000

EXHIBIT INDEX
-------------


Exhibits
--------


         EX-10.1 Purchase Option and Indemnification Agreement between the Company and Land O' Lakes, Inc. dated January 1, 2000.

         EX-27    Financial data schedule for 2nd Quarter of Fiscal 2000.

 (Documents prepared on Edgar and provided electronically)