Form 10-Q
period 2000-05-31
AGRIBRANDS INTERNATIONAL INC
filed 2000-07-06
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended May 31, 2000

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

                             YES: X          NO: _____

Number of shares of Agribrands common stock, $.01 par value, outstanding as of the close of business on July 6, 2000:

                                    9,813,101
                                    ---------

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

                  REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

     Unless otherwise noted, all references to prices, costs and margins reflect U.S. Dollar results after translation of foreign currency financial statements in accordance with Statement of Financial Accounting Standards No. 52 (FAS 52). Because the Company operates predominantly outside the United States, changes in foreign exchanges rates in relation to the Dollar can have a material impact on the Company's reported results.

Net Sales

     Consolidated net sales decreased $10.6 million or 3.4% in the third quarter and $64.7 million or 6.8% in the nine months ended May 31, 2000 as compared to the same periods last year. Net sales declined in both periods due to lower feed sales volume and lower average selling prices. Consolidated sales volume declined 15,200 metric tons or 1.2% in the third quarter and 83,200 tons or 2.2% in the nine month period as higher volume from the Asia segment largely offset declines experienced in Europe and the Americas. Average selling prices declined $6 per ton in the third quarter and $12 per ton in the nine month period primarily due to lower commodity costs relative to the same periods last year. This is consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs.

Operating Profit

     Operating profit decreased $1.2 million or 7.5% in the third quarter and $5.6 million or 10.4% in the nine months ended May 31, 2000 as compared to the same periods last year. For the current quarter, operating profit decreased due to lower volume and higher operating expenses in the Americas and lower volume and lower margins in Europe. For the nine month period, operating profit decreased primarily as a result of both lower volume and lower margins in the Americas and Europe. The decline in operating profit for both periods was mitigated somewhat by better results from the Asia region. Operating profit excludes provisions for restructuring, gains on sale of property, interest expense and other income and expense.

Restructuring Activities

     Agribrands recorded provisions for restructuring which reduced earnings before income taxes and net earnings for the current quarter by $1.2 million. These charges represented primarily severance costs associated with streamlining Agribrands' operations in Colombia and France. Fifty employees were severed.

Interest Expense and Other Income/Expense

     Interest expense totaled $0.8 million and $2.3 million for the third quarter and nine months ended May 31, 2000, respectively, compared to $1.7 million and $6.9 million for the same periods last year. The decreases in interest expense for both periods were due to both lower average borrowings and lower interest rates in the foreign markets where the Company had outstanding borrowings.

     Other income/expense, net changed unfavorably by $4.4 million in the third quarter and $0.6 million in the nine months ended May 31, 2000 compared to the same periods last year. The Company recognized a $1.1 million foreign exchange loss in the third quarter of this year versus a $2.9 million foreign exchange gain in the third quarter of last year. In this year's third quarter, the currencies in Brazil, Canada, Colombia and Mexico weakened somewhat versus the U.S. Dollar resulting in an exchange loss on U.S. Dollar debt carried in those countries. However, in last year's third quarter, the Brazilian Real and Mexican Peso strengthened considerably versus the Dollar accounting for nearly all of the Company's $2.9 million exchange gain. Investment income was $0.4 million lower in this year's third quarter and $1.1 million lower in the nine months ended May 31, 2000 mainly as a result of increased holdings of tax-free securities which have slightly lower nominal returns.

Net Earnings

     Net earnings were $9.4 million and $34.3 million for the third quarter and the nine months ended May 31, 2000, respectively, compared to $13.5 million and $32.4 million for the same periods last year. Income taxes, which include United States and foreign taxes, were 32.4% and 33.3% of pre-tax earnings for the third quarter and the nine months ended May 31, 2000, respectively, compared to 31.8% and 40.8% for the same periods last year. The effective rate for the current quarter reflects some unusual items including a $3.8 million reduction in valuation allowances against foreign tax credit carryforwards and other deferred tax assets in the United States. This item was mostly offset by an adjustment to increase the Company's U.S. income tax provision based upon the latest forecast for the current fiscal year and the tax return recently filed for fiscal 1999. In addition, the operations in Colombia and France sustained losses in the third quarter for which no tax benefit could be recognized. Excluding these unusual items, the Company's effective tax rate for the current quarter was approximately 37% of pre-tax earnings. The 31.8% effective rate for last year's third quarter reflects a reduction in valuation allowances against certain deferred tax assets in France and Mexico and relatively high earnings in countries with low effective tax rates.



                                                REVIEW OF SEGMENT RESULTS
                                                  (Dollars in millions)

                                                                                   Corporate
                                      Americas        Europe           Asia       and Tradico  Consolidated
                                   -------------- --------------  --------------  ----------- --------------
Quarter Ended May 31, 2000:
---------------------------
Net sales                           $     141.0     $     69.9     $      89.8      $   0.5     $    301.2
Operating profit                    $       5.8     $      2.9     $      10.0      $  (3.8)    $     14.9

Tons of feed product sold               535,100        339,200         350,400          100      1,224,800
Income over ingredient cost *       $      34.5     $     21.9     $      26.0      $   0.2     $     82.6

Quarter Ended May 31, 1999:
---------------------------
Net sales                           $     145.2     $     82.9     $      83.7         -        $    311.8
Operating profit                    $       7.5     $      4.3     $       8.0      $  (3.7)    $     16.1

Tons of feed product sold               544,000        377,000         319,000         -         1,240,000
Income over ingredient cost *       $      35.1     $     28.0     $      24.0         -        $     87.1

Nine Months Ended May 31, 2000:
-------------------------------
Net sales                           $     404.9     $    220.4     $     264.2      $   0.7     $    890.2
Operating profit                    $      17.9     $     10.4     $      30.4      $ (10.6)    $     48.1

Tons of feed product sold             1,569,000      1,049,200       1,026,300          300      3,644,800
Income over ingredient cost *       $     102.1     $     71.9     $      77.7      $   0.2     $    251.9

Nine Months Ended May 31, 1999:
-------------------------------
Net sales                           $     432.6     $    266.3     $     256.0         -        $    954.9
Operating profit                    $      23.3     $     14.7     $      25.9      $ (10.2)    $     53.7

Tons of feed product sold             1,626,000      1,145,000         957,000         -         3,728,000
Income over ingredient cost *       $     108.5     $     89.5     $      69.5         -        $    267.5

* The commercial animal feed industry generally prices products on the basis of aggregate ingredient cost plus a per-unit margin. As ingredient prices fluctuate, the changes are generally passed on to customers through changes in the Company's product pricing. Income over ingredient cost (which is equal to net sales minus the cost of ingredients), rather than sales dollars, is the key indicator of revenue performance because of the distortions in sales dollars caused by changes in commodity prices. Management also monitors IOIC per ton to evaluate trends in pricing and relative product value.

Americas

     Net sales in the Americas segment (which excludes the United States) decreased $4.2 million or 2.9% in the third quarter and $27.7 million or 6.4% in the nine months ended May 31, 2000 as compared to the same periods last year. The decreases in net sales were the result of both lower volume and lower average selling prices. Feed volume declined 8,900 tons or 1.6% in the third quarter primarily due to the loss of a large customer in Colombia. Average selling prices for the Americas declined $3 per ton in the third quarter and $8 per ton in the nine month period primarily as a result of lower ingredient costs in most of the countries that make up the Americas segment. This is consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs.

     Operating profit in the Americas segment decreased $1.7 million or 22.7% in the third quarter and $5.4 million or 23.2% in the nine months ended May 31, 2000 as compared to the same periods last year. For the third quarter, income over ingredient cost (IOIC) declined $0.6 million due to lower volume and lower margins in Colombia and Venezuela. Higher volume and higher margins in Brazil helped to mitigate the decline in IOIC for the Americas. The operations in Brazil increased the size of their sales and marketing department in the current quarter in hopes of further improvements in IOIC. However, this effort caused regional operating expenses to increase in the third quarter, contributing to the overall decline in third quarter operating profit for the Americas. For the nine month period, operating profit decreased $5.4 million as a $6.4 million decline in IOIC was only partially offset by lower operating expenses. IOIC declined $6.4 million largely due to lower volume and lower margins in Colombia. Operating expenses decreased $1.0 million in the nine months ended May 31, 2000 as last year's first quarter included a $1.8 million charge incurred to settle a claim by a former joint venture partner in Chile.

Europe

     Net sales in the Europe segment decreased $13.0 million or 15.7% in the third quarter and $45.9 million or 17.2% in the nine months ended May 31, 2000 as compared to the same periods last year. The decrease in net sales in both periods was due to a combination of lower volume and lower average selling prices. Feed volume declined by 37,800 tons or 10.0% in the third quarter with most of the decline occurring in Spain and the remainder occurring in France, Hungary and Italy. Feed volume declined by 95,800 tons or 8.4% in the nine months ended May 31, 2000 due in part to the December 1998 sale of an unprofitable subsidiary of the Company's French operations. Weather conditions in Spain contributed heavily to the decline in feed volume for the current nine month period as more cattle and sheep fed on grass this year. Average selling prices for the Europe segment declined $14 per ton in the third quarter and $23 per ton in the nine month period mainly as a result of both lower ingredient costs and translation of local currency revenues at weaker foreign currency exchange rates.

     Operating profit in the Europe segment decreased $1.4 million or 32.6% in the third quarter and $4.3 million or 29.3 % in the nine months ended May 31, 2000 as compared to the same periods last year. IOIC declined $6.1 million in the third quarter and $17.6 million in the nine month period due to both lower feed volume and lower margins. IOIC per ton declined $10 per ton in both the third quarter and the nine month period primarily as a result of translating relatively stable local currency margins at significantly weaker exchange rates versus the U.S. Dollar. The declines in IOIC for both periods were mostly offset by lower operating expenses which resulted from translating local currency costs at significantly weaker exchange rates. Although local currency costs did not change significantly in the current year, Dollar-translated operating expenses decreased by $4.7 million in the third quarter and $13.3 million in the nine month period.

Asia

     Net sales in the Asia segment increased $6.1 million or 7.3% in the third quarter and $8.2 million or 3.2% in the nine months ended May 31, 2000 as compared to the same periods last year. Net sales increased in both periods due to a rise in volume. Feed volume in Asia increased 31,400 tons or 9.8% in the third quarter and 69,300 tons or 7.2% in the nine month period. The increase in feed volume for the third quarter was broad-based and reflects favorable hog prices, particularly in China and the Philippines. Average selling prices for the Asia segment declined $6 per ton in the third quarter and $10 per ton in the nine month period primarily due to lower ingredient costs.

     Operating profit in the Asia segment increased $2.0 million or 25.0% in in the third quarter and $4.5 million or 17.4% in the nine months ended May 31, 2000 as compared to the same periods last year. IOIC increased $2.0 million in the third quarter due to the higher feed volume. IOIC increased $8.2 million in the nine month period mainly due to higher feed volume and higher margins in Korea. IOIC per ton remained relatively flat in the third quarter but was up $3 per ton for the current nine month period. The increase in IOIC for the nine month period was partially offset by higher operating expenses. Operating expenses increased $3.7 million in the nine months ended May 31, 2000 due to an increase in depreciation associated with recent capital expenditures, expenses incurred for new Korean sales promotional campaigns and translation of local currency costs at stronger foreign currency exchange rates versus the U.S. Dollar.

Corporate and Tradico

     The corporate and Tradico segment is located primarily in the United States. This segment contains certain corporate items which are not allocated to other segments. Tradico, a division within the Company, acquires and resells ingredients, equipment and feed products primarily to foreign affiliates. In the third quarter of this fiscal year, Tradico recorded intercompany sales of $32.0 million.

     On an operating profit basis, the corporate and Tradico segment recorded losses of $3.8 million and $10.6 million in the quarter and nine months ended May 31, 2000, respectively. These losses are related to unallocated corporate administrative items. Tradico's margins on intercompany sales have been allocated to the region/segment that purchased the goods.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations were $27.2 million and $93.0 million for the nine months ended May 31, 2000 and 1999, respectively. The decrease in operating cash flows between the two periods primarily resulted from changes in working capital during the respective periods. During the nine months ended May 31, 2000, approximately $20 million of cash was used to fund an increase in inventories. A portion of the increase in inventories relates to strategic grain purchases made in Mexico and Asia. In addition, commodity costs were generally higher at the end of the third quarter of fiscal year 2000 in comparison to the fourth quarter of fiscal year 1999. During the nine months ended May 31, 1999, the Company experienced favorable changes in working capital including the collection of approximately $12 million due from Ralston. In addition, consolidated inventories declined by around $11 million during last year's nine month period due to lower volumes in Asia, lower worldwide commodity prices and strategic grain purchases made by Mexico in August 1998.

     Agribrands is continually evaluating new investment opportunities. On May 19, 2000, the Company signed a letter of intent to purchase all of the outstanding common stock of Metrovet, Inc. from Metro Pacific Corporation for approximately $2 million. Metrovet, Inc. is an animal health products company based in the Philippines. On June 12, 2000, Agribrands signed a contract to purchase a feed mill in Greenville, Mississippi from Farmland Industries for approximately $1.5 million. Agribrands expects to take ownership of the feed mill on or around November 1, 2000.

     Capital expenditures, primarily to replace or enhance existing production facilities and equipment, totaled $16.0 million and $21.7 million for the nine months ended May 31, 2000 and 1999, respectively. The Company has a formal review procedure for the authorization of capital expenditures. Anticipated capital expenditures are expected to be funded with existing cash reserves as well as cash generated from operations.

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

     On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands' common stock in open market transactions at management's discretion and depending on market conditions. During the nine months ended May 31, 2000, the Company purchased 566,204 shares of Agribrands' common stock for $23.0 million.

            KEY MEASURES AND CONCEPTS FOR UNDERSTANDING THE BUSINESS

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

     Because of its principal focus on cash flows, management uses Dollar-based EBITDA as a key determinant of awards for corporate management under its annual incentive plan. The following table provides a reconciliation of pre-tax earnings to Dollar-based EBITDA for the quarter and nine months ended May 31, 2000 and 1999:


                               Dollar-based EBITDA
                              (Dollars in millions)

                                                            Quarter Ended         Nine Months Ended
                                                               May 31,                May 31,
                                                         ---------------------  --------------------
                                                           2000        1999        2000       1999
                                                         ---------  ----------   ---------  --------

  Earnings before Income Taxes                            $ 13.9      $ 19.8      $ 51.4     $ 54.7
  Add:   Loss/(gain) on sale of property                     -           -           -         (0.5)
         Provisions for restructuring                        1.2         -           1.2        -
         Depreciation and amortization                       6.2         5.9        18.9       17.6
         Interest expense                                    0.8         1.7         2.3        6.9
                                                         ---------  ----------   ---------  --------
  EBITDA reported under FAS 52                              22.1        27.4        73.8       78.7
  Adjustments to report EBITDA on a Dollar basis:
  1)   Difference in cost of sales for ingredient costs     (1.7)       (0.7)       (2.2)      (4.0)
  2)   Reversal of foreign exchange loss/(gain) reported     1.1        (2.9)        0.1        0.6
       under FAS 52
  3)   Dollar-based foreign exchange gain/(loss)             1.8         2.8         4.8        3.0
                                                         ---------  ----------   ---------  --------
  EBITDA reported on a U.S. Dollar basis                  $ 23.3      $ 26.6      $ 76.5     $ 78.3
                                                         =========  ==========   =========  ========

Explanation of adjustments to EBITDA:

1) Difference in cost of sales for ingredient costs. Ingredient costs were lower under FAS 52 in each period due to devaluation of the local currencies against the Dollar. Under Dollar-based accounting, inventories are initially recorded and maintained in Dollars. The operations in the Americas and Europe accounted for all of the adjustments in fiscal 2000. The operations in the Americas, specifically Brazil and Colombia, generated the bulk of the adjustment for the nine months ended May 31, 1999.

2) Reversal of foreign exchange gains and losses reported under FAS 52. In last year's third quarter, the Company reported a $3.6 million foreign exchange gain under FAS 52. Most of this exchange gain occurred in Brazil and Mexico, where the Company carried U.S. Dollar denominated debt and the local currency strengthened considerably versus the Dollar.

3) Dollar-based foreign exchange gains and losses. If Agribrands had used Dollar-based accounting worldwide, it would have recognized foreign exchange gains of $1.8 million and $4.8 million in the quarter and nine months ended May 31, 2000, respectively. Much of these gains occurred in Europe, where the Company has net liabilities denominated in Euro. During this fiscal year as the Euro has weakened, these liabilities have decreased in Dollar terms resulting in a foreign exchange gain. Weakening of the Colombian Peso and Canadian Dollar contributed to the Dollar-based foreign exchange gain in the current quarter.

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

     Over the past nine months, year-over-year comparisons have been influenced by a number of environmental factors. In Europe, for example, unusually high margins in the prior year have been followed with current year margins below long-term norms. Management believes this effect is primarily the result of short-term exchange rate variations rather than any fundamental change in the profit characteristics of the business. Year-over-year results in the Europe region have been further hurt by depressed results in Hungary.

     Performance in the Americas region has declined due primarily to problems in Brazil and Colombia. Operational issues are being addressed, but the agricultural sectors in both of these countries remain depressed. Asia region improvement has partially offset the declines in Europe and the Americas. In Asia, environmental factors are having the opposite effect as depressed conditions in the prior two years have given way to much stronger economic performance. The effect of short-term macro economic conditions has had a larger impact on results than fundamental changes to our business and industry. The feed and agricultural industries in Korea are rapidly evolving toward more efficient structures, which will place pressure on the traditional feed sector, but current conditions are favorable and recent initiatives to increase volumes have been successful.

     In the near term, year-over-year comparisons in Europe should be helped by weak earnings in the fourth quarter of fiscal 1999. On the other hand, increased incidence of shrimp disease (called "white spot" disease) along the Pacific coast of Mexico has caused premature selling of farmed shrimp populations and will likely contribute to lower fourth quarter earnings in the Americas versus the prior year. All things considered, consolidated operating profit performance for each of the next two quarters should still exceed that of the recently completed third quarter.

     Pre-tax earnings remain subject to volatility due, in particular, to foreign exchange gains and losses generated by volatile exchange rates and changing capital structures within the foreign affiliates. Currently, the Company's most significant exposures to foreign exchange gains and losses impacting net earnings are U.S. Dollar liabilities carried in Mexico, Brazil, Canada, Korea and Colombia. As discussed earlier, management focuses on the Company's exposure to the change in the dollar value of net monetary asset or liability positions in currencies other than the U.S. Dollar. These values can also be volatile as the cost of hedging these exposures often exceeds the likely benefit. The Company currently has significant net monetary asset or liability positions in Euros, Philippine Pesos, Chinese Renminbi, Canadian Dollars and Colombian Pesos.

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


                         AGRIBRANDS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                   (Dollars in millions except per share data)

                                                Quarter Ended          Nine Months Ended
                                                    May 31,                 May 31,
                                             ------------------      -------------------
                                               2000       1999         2000       1999
                                             -------    -------      -------     -------


Net Sales                                    $ 301.2    $ 311.8      $ 890.2     $ 954.9
                                             -------    -------      -------     -------
Costs and Expenses
     Cost of products sold                     252.5      261.9        741.4       796.3
     Selling, general and administrative        33.8       33.8        100.7       104.9
     Interest                                    0.8        1.7          2.3         6.9
     Provisions for restructuring                1.2        -            1.2         -
     Gain on sale of property                    -          -            -          (0.5)
     Other (income)/expense, net                (1.0)      (5.4)        (6.8)       (7.4)
                                             -------    -------      -------     -------
                                               287.3      292.0        838.8       900.2
                                             -------    -------      -------     -------

Earnings before Income Taxes                    13.9       19.8         51.4        54.7
Income Taxes                                     4.5        6.3         17.1        22.3
                                             -------    -------      -------     -------
Net Earnings                                 $   9.4    $  13.5      $  34.3     $  32.4
                                             =======    =======      =======     =======

Earnings Per Share
     Basic                                   $   .95    $  1.29      $  3.37     $  3.06
                                             =======    =======      =======     =======
     Diluted                                 $   .92    $  1.27      $  3.27     $  3.02
                                             =======    =======      =======     =======


           See Accompanying Notes to Consolidated Financial Statements



                         AGRIBRANDS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in millions)

                                                          May 31,     August 31,
                                                           2000          1999
                                                       ------------  -----------
Assets
Current Assets
     Cash and cash equivalents                          $   161.4     $   174.5
     Short-term investments                                   1.8           3.5
     Receivables, less allowance for doubtful accounts       78.1          77.0
     Inventories                                             98.2          81.3
     Other current assets                                     5.5           4.6
                                                       ------------  -----------
       Total Current Assets                                 345.0         340.9
                                                       ------------  -----------

Investments and Other Assets                                 55.0          51.3

Property at Cost                                            348.6         346.3
Accumulated Depreciation                                   (180.6)       (172.3)
                                                       ------------  -----------
                                                            168.0         174.0
                                                       ------------  -----------
         Total                                          $   568.0     $   566.2
                                                       ============  ===========

Liabilities and Shareholders' Equity
Current Liabilities
     Current maturities of long-term debt               $     0.4     $     2.4
     Notes payable                                           21.0          18.5
     Accounts payable and accrued liabilities               120.8         125.1
     Income taxes                                             5.3           8.5
                                                       ------------  -----------
       Total Current Liabilities                            147.5         154.5
                                                       ------------  -----------
Long-Term Debt                                               11.0          11.5
Deferred Income Taxes and Other Liabilities                  27.1          26.9

Shareholders' Equity
     Common stock                                              .1            .1
     Capital in excess of par                               419.5         419.5
     Retained earnings                                       84.4          50.1
     Accumulated other comprehensive loss                   (87.8)        (85.6)
     Common stock in treasury, at cost                      (33.8)        (10.8)
                                                       ------------  -----------
     Total Shareholders' Equity                             382.4         373.3
                                                       ------------  -----------
         Total                                          $   568.0     $   566.2
                                                       ============  ===========

           See Accompanying Notes to Consolidated Financial Statements


                         AGRIBRANDS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                           Nine Months Ended
                                                                                May 31,
                                                                          -------------------
                                                                             2000       1999
                                                                          --------  ---------
Cash Flow from Operations
     Net earnings                                                         $  34.3   $   32.4
     Non-cash items included in income
       Depreciation and amortization                                         18.9       17.6
       Foreign exchange loss                                                  0.1        0.6
       Provision for doubtful accounts                                        1.4        2.6
       Deferred income taxes                                                  2.7        4.1
       Gain on sale of property                                               -         (0.5)
     Changes in operating assets and liabilities used in operations         (26.7)      35.8
     Other, net                                                              (3.5)        .4
                                                                          --------  ---------
                      Net cash provided by operations                        27.2       93.0
                                                                          --------  ---------

Cash Flow from Investing Activities
     Property additions                                                     (16.0)     (21.7)
     Proceeds from the sale of property                                       0.8        2.7
     Proceeds from sale of Korean pet food business                           2.0        -
     Purchase of key man life insurance                                      (5.0)      (5.0)
     Other, net                                                               1.5       (1.2)
                                                                          --------  ---------
                      Net cash used by investing activities                 (16.7)     (25.2)
                                                                          --------  ---------

Cash Flow from Financing Activities
     Proceeds from issuance of long-term debt                                 -          8.4
     Principal payments on long-term debt, including current maturities      (2.4)     (15.2)
     Net increase (decrease) in notes payable                                 3.0      (19.9)
     Treasury stock purchases                                               (23.0)      (5.8)
                                                                          --------  ---------
                      Net cash used by financing activities                 (22.4)     (32.5)
                                                                          --------  ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                 (1.2)      (0.4)
                                                                          --------  ---------
Net (Decrease) Increase in Cash and Cash Equivalents                        (13.1)      34.9
Cash and Cash Equivalents, Beginning of Period                              174.5      136.5
                                                                          --------  ---------

Cash and Cash Equivalents, End of Period                                  $ 161.4   $  171.4
                                                                          ========  =========


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

Note 3 -       COMPREHENSIVE INCOME:

                                             Quarter Ended     Nine Months Ended
                                                 May 31,            May 31,
                                            ----------------   -----------------
                                              2000     1999     2000     1999
                                            --------  ------   -------  --------
   Net earnings                             $   9.4   $ 13.5   $ 34.3   $ 32.4
   Foreign currency translation adjustment     (2.4)     0.9     (2.2)     1.5
                                            --------  ------   -------  --------
   Comprehensive income                     $   7.0   $ 14.4   $ 32.1   $ 33.9
                                            ========  ======   =======  ========

Note 4 - BUSINESS SEGMENT INFORMATION. Sales, operating profit and total assets are presented below for each of the Company's reportable segments along with a reconciliation of operating profit for the reportable segments to total earnings before income taxes:

                                          Quarter Ended       Nine Months Ended
                                              May 31,              May 31,
                                         ----------------     -----------------
                                           2000     1999       2000      1999
                                         -------  -------     -------   -------
  Net Sales - External:
       Americas                          $ 141.0  $ 145.2     $ 404.9   $ 432.6
       Europe                               69.9     82.9       220.4     266.3
       Asia                                 89.8     83.7       264.2     256.0
       Corporate and Tradico (U.S.)          0.5      -           0.7       -
                                         -------  -------     -------   -------
            Total                        $ 301.2  $ 311.8     $ 890.2   $ 954.9
                                         =======  =======     =======   =======

                                               Quarter Ended      Nine Months Ended
                                                  May 31,             May 31,
                                            ------------------   ------------------
                                              2000      1999       2000      1999
                                            --------  --------   --------  --------
   Net Sales - Intersegment:

        Americas                            $   -     $    -     $    -    $     -
        Europe                                  -          -          -          -
        Asia                                    -          -          -          -
        Corporate and Tradico (U.S.)           32.0      30.4       86.6      71.4
                                            --------  --------   --------  --------
             Total                          $  32.0   $  30.4    $  86.6   $  71.4
                                            ========  ========   ========  ========

   Operating Profit:

         Americas                           $   5.8   $   7.5    $  17.9   $  23.3
          Europe                                2.9       4.3       10.4      14.7
          Asia                                 10.0       8.0       30.4      25.9
          Corporate and Tradico (U.S.)         (3.8)     (3.7)     (10.6)    (10.2)
                                            --------  --------   --------  --------
                                               14.9      16.1       48.1      53.7
        Provisions for restructuring           (1.2)      -         (1.2)       -
        Gain on sale of property                -         -          -         0.5
        Interest expense                       (0.8)     (1.7)      (2.3)     (6.9)
        Other income/(expense), net             1.0       5.4        6.8       7.4
                                            --------  --------   --------  --------
             Earnings before Income Taxes   $  13.9   $  19.8    $  51.4   $  54.7
                                            ========  ========   ========  ========

   Depreciation and Amortization:

        Americas                            $   1.8   $   1.8    $   5.5   $   5.5
        Europe                                  1.7       2.0        5.4       6.1
        Asia                                    2.5       1.9        7.4       5.4
        Corporate and Tradico (U.S.)            0.2       0.2        0.6       0.6
                                            --------  --------   --------  --------
             Total                          $   6.2   $   5.9    $  18.9   $  17.6
                                            ========  ========   ========  ========



                                             May 31,        August 31,
                                              2000             1999
                                          -------------   --------------
    Total Assets:

         Americas                           $ 171.3          $ 169.3
         Europe                               103.0            116.0
         Asia                                 154.2            144.5
         Corporate and Tradico (U.S.)         139.5            136.4
                                          -------------   --------------
              Total                         $ 568.0          $ 566.2
                                          =============   ==============


Note 5 -    SUPPLEMENTAL BALANCE SHEET INFORMATION:

                                             May 31,     August 31,
                                              2000         1999
                                          -----------   ------------
   Receivables:

        Gross receivables                  $   90.1      $   88.4
        Allowance for doubtful accounts       (12.0)        (11.4)
                                          -----------   -----------
                                           $   78.1      $   77.0
                                          ===========   ===========

                                                           May 31,   August 31,
                                                            2000        1999
                                                         ---------   ----------

   Inventories:

        Raw materials and supplies                       $   76.2    $   61.1
        Finished products                                    22.0        20.2
                                                         ---------   ----------
                                                         $   98.2    $   81.3
                                                         =========   ==========

   Investments and Other Assets:

        Goodwill, net of accumulated amortization of     $   27.6    $   29.1
          $7.9 at May 31 and $6.5 at August 31
        Investments in affiliated companies                   6.8         6.3
        Cash surrender value of key man life insurance       10.0         5.0
        Deferred charges and other assets                    10.6        10.9
                                                         ---------   ----------
                                                         $   55.0    $   51.3
                                                         =========   ==========

   Accounts payable and accrued liabilities:

        Trade accounts payable                           $   79.9    $   75.2
        Incentive compensation, salaries and vacations       13.7        15.4
        Restructuring reserves                                0.5         -
        Other items                                          26.7        34.5
                                                         ---------   ----------
                                                         $  120.8    $  125.1
                                                         =========   ==========


Note 6 - RESTRUCTURING. During the third quarter of fiscal 2000, the Company recorded pre-tax restructuring expenses of $1.2 million related to restructuring and centralization activities in Colombia and France. The restructuring expenses consisted entirely of cash charges to terminate 50 employees. The following table summarizes the activity within the restructuring reserves during the quarter ended May 31, 2000. Substantially all actions associated with these reserves are expected to be completed by the end of fiscal 2000.


          Reserves at February 29, 2000                            $   -
          Provision                                                    1.2
          Spending                                                    (0.7)
                                                                   --------
          Reserves at May 31, 2000                                 $   0.5
                                                                   ========


Note 7 - OTHER (INCOME)/EXPENSE, NET:

                                    Quarter Ended         Nine Months Ended
                                        May 31,                May 31,
                                  -----------------      -------------------
                                   2000       1999         2000       1999
                                  -------   -------      --------   --------

  Foreign exchange loss/(gain)    $  1.1    $ (2.9)      $   0.1    $   0.6
  Investment income                 (2.1)     (2.5)         (6.9)      (8.0)
                                  -------   -------      --------   --------
                                  $ (1.0)   $ (5.4)      $  (6.8)   $  (7.4)
                                  =======   =======      ========   ========

Note 8 - COMMON STOCK. There were 9,813,101 and 10,379,305 shares of common stock outstanding at May 31, 2000 and August 31, 1999, respectively. During the nine months ended May 31, 2000, the Company purchased 566,204 shares of Agribrands' common stock for $23.0 million.


Note 9 - EARNINGS PER SHARE. Basic earnings per share is based on the average number of common shares outstanding during the period.
               Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options. The following table sets forth the computation of basic and diluted earnings per share:



                                                                Quarter Ended                 Nine Months Ended
                                                                   May 31,                        May 31,
                                                         --------------------------      --------------------------
                                                             2000          1999             2000          1999
                                                         -----------    -----------      -----------    -----------
    Numerator:
       Net earnings                                      $       9.4    $      13.5      $      34.3    $      32.4
                                                         ===========    ===========      ===========    ===========

    Denominator:
       Weighted average shares outstanding                 9,942,416     10,504,726       10,174,498     10,603,807
       Assumed conversion of stock options (1)               230,133        147,752          317,505        116,358
                                                         -----------    -----------      -----------    -----------

       Weighted average shares - assuming dilution        10,172,549     10,652,478       10,492,003     10,720,165
                                                         ===========    ===========      ===========    ===========
    Basic earnings per share (2)                         $       .95    $      1.29      $      3.37    $      3.06
                                                         ===========    ===========      ===========    ===========
    Diluted earnings per share (2)                       $       .92    $      1.27      $      3.27    $      3.02
                                                         ===========    ===========      ===========    ===========


     (1) Stock options to purchase 1,110,500 shares of common stock were outstanding during the quarter and nine months ended May 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

     (2) The sum of quarterly EPS data will not necessarily equal year-to-date EPS data.


Note 10 - NEW ACCOUNTING STANDARD. The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Company is still evaluating the effect this statement will have on its financial reporting and disclosures. Agribrands will adopt FAS 133 on September 1, 2000.

PART II -      OTHER INFORMATION

               There is no information required to be reported under any items except those indicated below.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits filed with this Report:

                    (10.1)  Form  of   Amendment   to   Non-Qualified   Deferred
                            Compensation Plan (Filed as Exhibit 10.8 to the Company's Form 10-K dated August 31, 1999)

                    (27)    Financial Data Schedule

              (b)   Reports on Form 8-K:

              No Current Reports on Form 8-K were filed by the Company during the quarter ended May 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            AGRIBRANDS INTERNATIONAL, INC.
                            --------------------------------------------------
                            Registrant

                            By: / s / David R. Wenzel
                            --------------------------------------------------
                                     David R. Wenzel
                                     Chief Financial Officer

Date:  July 6, 2000

EXHIBIT INDEX
-------------

Exhibits
--------



        EX-*10.1 Form of Amendment to Non-Qualified Deferred Compensation Plan (Filed as Exhibit 10.8 to the Company's Form 10-K dated August 31, 1999)

        EX-27     Financial data schedule for 3rd Quarter of fiscal 2000



* Denotes a management contract or compensatory plan or arrangement.

(Documents prepared on Edgar and provided electronically)