Form 10-K
period 2000-08-31
AGRIBRANDS INTERNATIONAL INC
filed 2000-11-28
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2000 or

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $423,643,137, based upon the closing market price on November 1, 2000. Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.

     The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on November 1, 2000: 9,813,851.

                      Documents Incorporated by Reference:

     None.

                                TABLE OF CONTENTS

                                                                            Page
INTRODUCTION
         Forward Looking Statements                                            4
         Risk Factors                                                          4

PART I
    Item 1.  Business                                                         10
    Item 2.  Properties                                                       15
    Item 3.  Legal Proceedings                                                17
    Item 4.  Submission of Matters to a Vote of Security Holders              18

PART II
    Item 5.  Market for the Registrant's Common Equity and Related
               Stockholder Matters                                            19
    Item 6.  Selected Financial Data                                          20
    Item 7.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations                                      21
    Item 7A. Quantitative and Qualitative Disclosures about Market Risk       35
    Item 8.  Financial Statements and Supplementary Data                      35
    Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            63

PART III
    Item 10. Directors and Executive Officers of the Registrant               64
    Item 11. Executive Compensation                                           69
    Item 12. Security Ownership of Certain Beneficial Owners and Management   74
    Item 13. Certain Relationships and Related Transactions                   76

PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  77

FORWARD-LOOKING STATEMENTS

     Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (which may use words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are described below and elsewhere in this report. Such factors include, among others, the following: (i) changing conditions or market trends in the animal feeds and agricultural products industries; (ii) general economic and business conditions, including a regional recession in any of the various regions of the world in which Agribrands operates; (iii) the ability of the Company to implement its business strategy and maintain and enhance its competitive strengths; (iv) the ability of the Company to recover its raw material costs in the pricing of its products, (v) political and economic instability in countries or regions where the Company's business is conducted,
(vi) the level of demand for Agribrands' products,(vii) the ability of the Company to obtain financing for specific or general corporate purposes; (viii) actions of competitors and government entities; (ix) availability of key personnel; (x) industry capacity trends; and (xi) changes in the economic or financial impact of, or failure to comply with, government regulations. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, or as to the accuracy and completeness of these forward-looking statements. Any forward-looking statements contained herein speak solely as of the date as of which such statements are made, and Agribrands undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.


RISK FACTORS

Company and Industry Specific Risks

Merger with Ralcorp Holdings, Inc.

     See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Merger.

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

Raw Material Price Volatility

     Approximately 80% of the cost to produce feed is the cost of the ingredients. Since the majority of ingredients are commodities traded on global markets, cost positions are relatively transparent and the animal producer is aware of the underlying ingredient costs. The prices of raw materials, such as grain, grain products and protein ingredients, are susceptible to fluctuations, possibly volatile, due to weather conditions, crop disease or pestilence, government regulations (for example, regulation of genetically modified organisms, "GMOs"), economic climate, labor disputes or other unforeseen circumstances. Operating results may be affected by the price volatility of raw materials which constitute a substantial component of the cost of goods sold for the Company's business. The rapid turnover of certain raw material inventory items and, for certain products, the ability to substitute alternative lower cost ingredients to produce feeds with specified nutritional characteristics at a lower total cost may provide Agribrands with some protection against fluctuating raw material prices. Agribrands believes that adequate supplies of its necessary raw materials are available at the present time, but cannot predict future availability or prices of such products and materials. Agribrands may from time to time hedge its commodities purchases or otherwise take market positions in various ingredients. Although they would be intended to ensure supply or establish ingredient costs for anticipated sales volume, such transactions may under certain circumstances magnify the adverse effect of unanticipated changes in market prices.

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

Foreign Operations Risk

Worldwide Regulatory and Political Risk

     The Company has operating companies in 17 foreign countries outside the United States and is subject to government regulation and political risk in each market. Because the Company operates primarily through its subsidiaries, it is subject to regulation by numerous common market, national and local governmental entities and agencies around the world. Changes in the laws or administrative practices relating to foreign ownership and control, local employment and benefits, air and water quality, noise pollution, underground fuel storage tanks, waste handling and disposal as well as other regulations intended to protect public health, the environment, currency exchange controls, alienability of property, taxation or other matters in any jurisdiction could have a material adverse effect on the operations and prospects of the Company in such jurisdiction and as a whole. Countries differ widely with respect to legal and political structure and stability and some of these countries lack stable legal and regulatory systems. For example, many European countries, as well as the European Union, have been very active in adopting and enforcing food handling regulations, while many developing countries in which the Company operates have not adopted or enforced significant regulation relating to food safety, the environment, occupational safety, employment practices or other matters extensively regulated in the United States. As such economies develop, it is possible that new and expanded regulations may increase the risk and expense of doing business in these countries. Governmental regulations may also restrict the ability of the Company's operating subsidiaries to remit funds to the Company, or impose minimum requirements as to the capital structure of local operating companies.

     In addition, the Company's operations may at times in the future be subject to expropriation, confiscatory taxation or price controls, and political and economic changes may damage operating and growth prospects by causing political and regulatory uncertainty or economic difficulties. For example, in Europe, any failure of a country in which the Company does business to join the European Union or the European Monetary Union may have a negative effect on borrowing, exchange rates and economic stability in such country, and any delay in the expansion or development of the European Union may have a negative effect on borrowing, exchange rates and economic stability in Europe as a whole.

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

Currency Fluctuations

     The monetary assets and liabilities of the Company's operating subsidiaries are typically denominated in local currency. Consequently, their value in Dollar terms will fluctuate with changes in the exchange rate between the local currency and the Dollar. Agribrands rarely hedges such exposures. As a result, the Company may experience economic loss with respect to its local currency exposures. In addition, the Company's operating subsidiaries report their results of operations and financial position in the local currency while the Company reports its results of operations and other financial data in U.S. Dollars. Accordingly, the Company's reported operating results and financial position are affected by changes in currency exchange rates between those currencies and the U.S. Dollar. For example, the Company experienced a significant decline in the reported value of its investment in its Korean operating subsidiary as a result of the sharp decline in the value of the Korean Won during fiscal year 1998. Many of the currencies of the countries where the Company operates have experienced steady devaluations relative to the U.S. Dollar. Sudden major adjustments have occurred in the past, may again occur in the future and could have a material adverse effect on the operating results of the Company.

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

Entering New Businesses and Markets

     Agribrands anticipates that it will continue to explore opportunities to enter new business segments in existing markets and new geographic markets when appropriate opportunities are identified. Opening new business segments or markets can result in increased earnings for the Company, but not all such ventures are likely to be successful, which could have an adverse effect on the overall operating results of the Company.

                                     PART I

ITEM 1.  Business

General

     The Company, incorporated in Missouri, is a leading international producer and marketer of a broad line of animal feeds and other agricultural and nutrition products for hogs, dairy cows, beef cattle, poultry (broilers and layers), rabbits, horses, shrimp and fish. The Company operates 70 manufacturing plants in 17 countries outside the United States on four continents. Management believes that, among commercial producers of complete animal feeds, Agribrands is the most geographically diversified company of its type in the world, and that its local operations rank among the top three in share of the commercial animal feed market in most of the countries in which it operates. The Company acquired in July 2000 an animal health products distribution business in the Philippines and in November 2000 an animal feed manufacturing facility in Greenville, Mississippi.

     Agribrands business consists primarily of the international animal feed and agricultural products businesses conducted by Ralston prior to April 1, 1998, when the shares of the Company were distributed to the Ralston shareholders. Accordingly, the Company benefits from Ralston's over 100 years of experience in the animal feeds and agricultural products industry, during which time it has built and maintained a leading industry position by consistently providing high-quality, research-proven products and customer service. The Company has more than thirty years' experience operating across four continents.

     The business segment and geographic information appearing in Note 4 of the Company's Notes to Financial Statements is incorporated herein by reference.

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

     The animal production industry is driven by human consumption of protein, which is influenced by population and income. In developing economies, consumption of animal protein generally rises with growth in disposable income as consumers shift to more animal-based protein. After per-capita consumption reaches saturation, growth or decline in consumption is driven by changes in population. The commercial animal feed industry is driven by total animal production and economic development. As an economy moves toward specialization, animal production intensifies and competition drives out inefficiencies. Commercial animal feed producers provide the benefits of efficient ingredient procurement, value-added processing, and sophisticated formulation, which raises the efficiency of animal production. However, as animal production techniques evolve, even greater efficiencies can sometimes be gained by concentrating production of a particular species of animal and establishing dedicated feed production as part of a vertically integrated system.

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

Principal Products

     The Company sells primarily complete feeds, which constitute approximately 80% of sales, but also sells concentrates, premixes, supplements and animal health and sanitation products. The Company's products are predominantly value-added premium offerings and are generally marketed under the "Purina"(R) and "Chow"(R) trademarks and the "Checkerboard"(R) logo, and product names such as "Promote", "Omolene"(R) and "Hi-Octane"(R).

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

Distribution Network

     Agribrands' distribution network consists of approximately 4,000 independent dealers, most of whom sell the Company's products on an exclusive basis. The dealers are independent wholesalers who sell to animal producers and (particularly where animal production is done at a very small scale) redistribute to thousands of points of sale. More than 70% of the Company's sales are made through these dealers, with the balance made through direct sales primarily to large feeders. The Company offers assistance to dealers in establishing sound financial and business practices, including training,
marketing  support,   promotional  materials,  and  formal  business  management programs, including assistance in obtaining bank financing. As a result, the Company enjoys a high level of dealer loyalty.

Patents and Trademarks

     At the time of the Distribution, Ralston entered into a Trademark Agreement with Agribrands pursuant to which Ralston assigned to Agribrands all of Ralston's rights in certain country specific trademarks associated solely with the Agribrands business, such as "Omolene"(R) and "Hi-Octane"(R) and granted to Agribrands a perpetual license, on a royalty-free basis, to use the trademarks "Purina"(R) or "Chow"(R) brands and the "Checkerboard" (R) logo, and certain other trademarks with respect to agricultural and certain other products, subject to the rights of Purina Mills, Inc. ("PMI") referred to below. Agribrands does not have the right to use such trademarks on pet products, other than products produced for Ralston or provided by Ralston.

     The Company has agreed with Ralston that, until April 1, 2003, the Company will not engage in the manufacture, distribution or sale of foods for pets, pet products, pet supplies, pet accessories, litter or personal care products for cats, dogs or other pets, subject to certain limited exceptions.

     In 1986, Ralston sold the outstanding capital stock of its subsidiary, PMI which was engaged in the animal feed and agricultural products business in the United States. In connection with that sale, PMI was granted a perpetual license in the United States with respect to certain significant trademarks which are currently used by Agribrands outside of the United States. Although Agribrands does not currently compete with PMI in the United States, there are no restrictions on Agribrands' right to expand into the United States market, subject to the exclusive rights of PMI to utilize such trademarks, trade names and certain proprietary technologies in the United States. PMI may expand into markets outside the United States, subject to the exclusive rights of the Company as described above, and has an animal feed business in the Philippines.

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

     The Agribrands research team consists of approximately 30 persons with postgraduate or doctoral degrees in animal nutrition, veterinary medicine or agricultural sciences. In fiscal year 2000, Agribrands expenditures for research and development amounted to $6.4 million.

     During fiscal year 2000 the Company brought a newly developed product to market. The product consists of a proprietary blend of enzymes to be applied to feed ingredients using a patented application process. The product is intended to improve ruminant animal (multiple stomach animals, such as cows) digestion. The product and process will be marketed under the brand names "PROMOTE" and "Natural Energy Technology(TM)". Enzymes are naturally occurring proteins that are present in all living animals and act as catalysts in the digestive process. Agribrands secured a license to utilize the patented application process during fiscal year 1999 from The Lethbridge Research Center in Alberta, Canada.

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

     While it is difficult to quantify with certainty the potential financial impact of actions regarding environmental matters, particularly remediation, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters will not have a material effect on Agribrands' financial position but could be material to capital expenditures or earnings.

Employees

     The Company, as a whole, employs 60 employees in the United States and approximately 5,085 in foreign jurisdictions. Approximately 26% of Agribrands international employees are represented by labor unions. The Company believes it has good relations with its union and nonunion employees.

ITEM 2.  PROPERTIES

     Agribrands' principal properties are its animal feed manufacturing facilities. Shown below are the locations of the principal facilities of Agribrands, all of which, except as indicated, are owned by its wholly owned subsidiaries. Agribrands' facilities in the Peoples Republic of China are located on sites subject to long-term lease agreements. Due to restrictions on foreign land ownership, Agribrands facilities in the Philippines are leased from a company which owns the sites. Agribrands' Philippine affiliate owns forty percent of the shares of the leasing company. Agribrands leases the office space in St. Louis County, Missouri where its principal executive offices are located. Although a substantial number of these manufacturing facilities are more than twenty years old, management believes the Company's facilities are adequately maintained and are suitable and adequate for the purposes for which they are used. During the fiscal year ended August 31, 2000, the utilization of these facilities averaged approximately 70% of capacity, and management believes that existing capacity should be sufficient for anticipated needs.

BRAZIL                                MEXICO
Canoas                                Cuautitlan
Inhumas                               Guadalajara
Maringa(3)                            Merida (2)
Paulinia                              Mexicali
Sao L. Mata                           Monterrey
Volta Redonda                         Obregon
                                      Salamanca
CANADA                                Tehuacan
Addison, Ontario
Courtice, Ontario (1)                 PEOPLE'S REPUBLIC OF CHINA
Drummondville, Quebec                 Fushun (2)
Palmerston, Ontario                   Langfang
St. Romuald, Quebec                   Nanjing (2)
Strathroy, Ontario                    Yantai (2)
Woodstock, Ontario
                                      PERU
COLOMBIA                              Arequipa (1)
Buga                                  Chiclayo (4)
Cartagena                             Lima
Fontibon (1)
Giron (1)                             PHILIPPINES
Medellin (1)                          Pulilan
Mosquera                              Villasis

EL SALVADOR                           PORTUGAL
Soyapango (1)                         Benavente (3)(4)
                                      Cantanhede
FRANCE
Courchelettes                         SPAIN
Limoges (2)                           Benavente, Zamora
Longue                                Dos Hermanas, Seville
Pommevic                              Marcilla, Navarra
St. Ybard (2)                         Merida, Badajoz
Sorcy                                 Silla, Valencia
                                      Torrejon, Madrid
GUATEMALA                             Uxes, La Coruna
Guatemala City
                                      TURKEY
HUNGARY                               Bolu
Kaposvar                              Gonen
Karcag                                Luleburgaz

ITALY                                 UNITED STATES
San Felice                            Greenville, MS (acquired in November 2000)
Sospiro
Spessa                                VENEZUELA
Termoli                               Barcelona
                                      Cabimas (2)
KOREA                                 Maracaibo
Kimhae                                Maracay
Kunsan                                Hatcheries - Valencia, Venezuela
Songtan

(1) Leased       (2) Joint Venture        (3) To be Divested        (4) Inactive

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

     In September of 2000, a shareholder suit was filed in the Circuit Court of St. Louis County, Missouri against the Company and the individual members of the Board of Directors alleging that the Directors failed to carry out their fiduciary duties in recommending the merger with Ralcorp Holdings, Inc. which is described below under Item 7. The suit requests: (i) the certification of a class consisting of all of the shareholders, (ii) injunctive relief, (iii) attorneys fees and expenses, and (iv) such other relief that the Court deems appropriate. Agribrands has responded by denying the allegations. The Company believes it has adequate insurance coverage for damages in excess of $2,500,000. The Company is responsible for the costs of defense up to the deductible.

     In August, 1999, Agribrands (together with Cargill, Incorporated, The Iams Company and by subsequent amended pleading Carl S. Akey, Inc., Ralston Purina Company and Ralcorp Holdings, Inc.) filed a complaint in the U.S. District Court for the Northern District of Illinois against F. Hoffman-LaRoche Ltd., Hoffman LaRoche Inc., Roche Vitamins Inc., BASF Aktiengesellschaft, BASF Corporation, Rhone-Poulenc S.A., Rhone-Poulenc Inc., Rhone-Poulenc Animal Nutrition Inc., Lonza A.G., Lonza, Inc., Takeda Chemical Industries, Ltd., Takeda Vitamin & Food USA, Inc., EISAI Co. Ltd., EISAI Corporation of North America, EISAI U.S.A. Inc. DAIICHI Pharmaceutical Co., Ltd., DAIICHI Fine Chemicals, Inc., Chinook Group Limited, Chinook Group, Inc., DuCoa, L.P., E. I. Dupont De Nemours and Company, DCV Inc., Bioproducts, Inc., Roland Bronnimann, Kuno Sommer, John W. Kennedy, Robert Samuelson, Lindell Hilling, J. L. (Pete) Fischer and Antonio Felix. The complaint alleges that the defendants conspired globally to fix the prices of vitamins and allocate customers in support of such arrangement in violation of the U.S. antitrust laws. The defendants have admitted in criminal proceedings to participating in such practices. Agribrands believes that it will be successful in recovering damages arising from these practices. When the Company will prevail and the amount of recoverable damages is difficult to determine due to the multiple variables which will influence the determination of damages such as period of time covered, percent of overcharge, purchasing entity, as well as other issues and defenses which may be asserted by the defendants. As of August 31, 2000, the Company has not recognized any gain in its financial statements for this matter.

     In October of 1997, Agribrands' wholly owned subsidiary, Agribrands Philippines, Inc. (formerly Purina Philippines, Inc) ("API"), applied for renewal of a warehouse license to store corn and rice and by-products therefrom at its Pulilan facility. The Philippine National Food Authority ("NFA"), the governmental agency that administers the Philippines laws and regulations governing the corn and rice industry, advised API by letter dated October 31, 1997, that its license renewal application was denied. The letter cites Philippines legislation and regulations that indicates that businesses operating in the corn and rice industry cannot have more than 40% foreign ownership. Since the NFA believes that API is in the corn and rice industry, they have requested API to file a divestment plan in order to comply with the 40% maximum foreign ownership requirement. API has appealed the denial of its license renewal, and on January 23, 1998, API received notification that it may operate its warehouse under a "provisional permit" pending the resolution of the appeal.

     In March of 2000, the Philippines adopted an act which repealed the law restricting foreign participation in the corn and rice milling industry. The effect of this act should moot the NFA action against API. API through its counsel has filed a letter requesting confirmation from the NFA that it would drop its proceedings against API as a result of this change in the law. To date, API has not received a response from the NFA to its request. If the NFA were to pursue its requirement for divestment, API would pursue its rights through the Philippine legal system.

     Even if the API was required to file a divestiture plan, it is expected, based on previous case precedents, that a plan would be approved that would permit the necessary divestiture over a substantial period of time.

     Various tax, record keeping and labor claims have been asserted against the Agribrands business in Brazil. The claims arose principally from monetary corrections made in connection with the institution of economic plans by prior Brazilian administrations to control inflation and other statutory filing requirements. The Company believes that no individual item is material to the Company, and that it has adequately reserved for such claims in the aggregate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol "AGX". There were approximately 10,439 shareholders of record on November 1, 2000. The Company has not paid cash dividends in 2000 and does not intend to begin paying cash dividends in fiscal year 2001.

     The following table sets forth, for the twelve months ended August 31, 2000 and 1999, and the five months ended August 31, 1998, the range of high and low sale prices of Agribrands common stock as reported on the NYSE Composite Tape.

                             AGRIBRANDS COMMON STOCK

                                             MARKET PRICES
                                          HIGH         LOW           DIVIDENDS
2000
Fourth Quarter                            $42.00      $36.25            --
Third Quarter                             $43.63      $36.38            --
Second Quarter                            $47.32      $35.63            --
First Quarter                             $53.38      $44.00            --

1999
Fourth Quarter                            $48.75      $34.06            --
Third Quarter                             $37.37      $30.94            --
Second Quarter                            $35.50      $26.69            --
First Quarter                             $31.69      $21.44            --

1998
Fourth Quarter                            $35.69      $29.13            --
Third Quarter (April 1 - May 31)          $42.69      $32.25            --

ITEM 6.  SELECTED FINANCIAL DATA

                                                FIVE YEAR FINANCIAL SUMMARY
                                            (In millions except per share data)

                                                                        For the year ended August 31,
                                                  --------------------------------------------------------------------------
                                                      2000           1999            1998           1997           1996
                                                  -------------  -------------   -------------  -------------  -------------

STATEMENT OF EARNINGS AND CASH FLOWS DATA:

Tons of feed product sold                                  4.8            5.0             5.2            5.1            4.8
Net sales                                            $ 1,193.1      $ 1,261.5       $ 1,410.1      $ 1,527.6      $ 1,401.3
Income over ingredient cost                              334.6          356.7           345.8          361.7          333.3

Depreciation and amortization                             25.2           24.8            21.2           21.9           20.4
Provisions for restructuring                               1.4            -               3.0            3.2            8.3
Gain on sale of property                                    -            (2.3)             -              -            (3.6)
Interest expense                                           3.0            8.0            12.0           10.9           13.0
Investment income                                         (9.1)         (10.2)           (5.2)          (4.2)          (3.6)
Foreign exchange (gain)/loss                              (0.1)           1.5            12.8            3.7            8.3

Earnings before income taxes                              66.9           70.4            34.2           33.1           24.9
Income taxes                                              21.9           26.4            20.4           24.4           14.0
Net earnings (a)(b)                                  $    45.0      $    44.0       $    13.8      $     8.7      $    10.9

Earnings per share:
       Basic (c)                                     $    4.46      $    4.16       $    1.29      $     .82      $    1.02
       Diluted (c)                                   $    4.33      $    4.11       $    1.29      $     .82      $    1.02


Weighted average shares outstanding:

       Basic (c)                                          10.1           10.6            10.7           10.7           10.7
       Diluted (c)                                        10.4           10.7            10.7           10.7           10.7


Cash provided (used) by:
       Operations                                    $    39.7      $   110.6       $    33.3      $    67.8      $   (18.3)
       Investing activities                              (26.1)         (25.5)          (62.8)         (38.5)         (36.1)
       Financing activities                              (15.6)         (43.9)          145.2          (21.1)          61.1


                                                                                 August 31,
                                                  --------------------------------------------------------------------------
                                                      2000           1999            1998           1997           1996
                                                  -------------  -------------   -------------  -------------  -------------

Balance Sheet Data:

Working capital                                      $   205.0      $   193.7       $   153.7      $    46.7      $    59.4
Net property                                             168.4          174.0           176.6          156.9          145.6
       Additions (during the period)                      22.3           25.9            44.6           44.1           28.5
       Depreciation (during the period)                   22.9           22.7            19.3           19.6           19.1
Total assets                                             581.6          573.5           578.4          481.2          497.8
Long-term debt                                            10.7           11.5            14.2           22.8           41.3
Shareholders' equity                                 $   393.5      $   373.3       $   339.4      $   198.1      $   190.3

------------------------------------------------


(a)    After-tax provisions for restructuring reduced net earnings by $1.4 in the year ended August 31, 2000,  $1.7 in
       1998, $3.2 in 1997 and $7.2 in 1996.

(b)    After-tax gain on the sale of property increased net earnings by $1.5 in the year ended August 31, 1999,  $2.9 in
       1996 and $1.1 in 1995.

(c)    Assumes 10.7 million shares outstanding for all periods prior to the Distribution Date.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is a summary of the key factors management considers necessary in reviewing Agribrands results of operations, operating segment results, liquidity and capital resources. This discussion does not take into account any anticipated effects of the proposed merger described below. Management has also included a section on key measures and concepts for understanding the business.

     Proposed Merger

     On August 7, 2000, the Company and Ralcorp Holdings, Inc. ("Ralcorp") announced that they had entered into an Agreement and Plan of Reorganization, dated as of August 7, 2000 (the "Agreement"), which sets forth the terms and conditions of the proposed merger of equals of Agribrands and Ralcorp. Pursuant to the Agreement, Agribrands and Ralcorp will form a holding company ("Holding Company") which will acquire all of the common stock of Agribrands and Ralcorp through mergers of separate subsidiaries of the holding company with and into each of Agribrands and Ralcorp (the "Reorganization"). Upon consummation of the Reorganization, the shareholders of Agribrands will receive three shares of Holding Company stock for each share of Agribrands stock exchanged. The shareholders of Ralcorp will receive one share of Holding Company stock for each share of Ralcorp stock exchanged. Alternatively, shareholders may elect to receive $39 in cash per Agribrands share or $15 in cash per Ralcorp share. At least 80% of each company's shares will be converted into stock of Holding Company. Any excess cash elections will be reduced on a pro rata basis. Because Agribrands and Ralcorp shareholders may elect to receive cash in lieu of shares of the Holding Company common stock, the portion of the voting rights in the Holding Company that will be held by former Agribrands and Ralcorp shareholders, and thus the identity of the acquiring corporation for accounting purposes, cannot be determined at this time.

     Ralcorp was formed in 1994 through a spin-off from Ralston Purina Company ("Ralston"), and Agribrands was spun off from Ralston in 1998. William P. Stiritz, Agribrands' Chairman, Chief Executive Officer and President, is Chairman of the Board of Ralcorp. Joe R. Micheletto, Chief Executive Officer,
President and a director of Ralcorp, is a member of Agribrands' Board of Directors. The Board of Directors of the Holding Company is to consist of the current directors of Ralcorp and Agribrands.

     The proposed merger with Ralcorp is subject to approval by two-thirds of the shareholders of each company, receipt of a ruling from the Internal Revenue Service that the merger will not affect the tax-free status of Agribrands' spin-off from Ralston and customary regulatory approvals. The Agreement provides that, if either party receives an unsolicited acquisition offer which its Board of Directors considers to be a superior proposal, that party may terminate the Agreement and accept the superior proposal, upon payment of a $5 million termination fee to the other party.

     A shareholder has filed a class action lawsuit seeking to enjoin the merger and to secure other relief, including the recovery of attorneys' fees and expenses. Another shareholder with more than a five (5%) shareholding has objected to the merger in a letter filed with the Securities and Exchange Commission (the "SEC").

     The Company and Ralcorp have filed a preliminary joint proxy statement and prospectus with the SEC.

     The transaction is expected to be tax-free to shareholders to the extent that they receive common stock of Holding Company. The combination is expected to be accounted for using the purchase method of accounting. Completion of the proposed merger is expected to occur during the third quarter of fiscal 2001.

     In connection with the proposed merger, the Company reviewed its employee retention plans and obtained approval from the Board of Directors to implement additional protections for certain employees in the event of a change in control other than the merger with Ralcorp. The additional benefits consist of: (i) a headquarters relocation benefit plan in which the St. Louis headquarters office employees (other than individuals with management continuity agreements) would be entitled to a minimum of six (6) months compensation in the event of a loss of their employment due to the relocation of their job or the offices to outside the St. Louis Metropolitan area within five years following a change in control;
(ii) extending the term of the separation compensation due under the management continuity agreements for the corporate officers and certain vice-presidents by an additional year following a change of control (extends the compensation due to corporate officers to three years and to certain vice-presidents to two years) and grant to certain other key employees a management continuity agreement having a term of one-year; and (iii) indemnification of the corporate officers, vice-presidents and certain key employees with management continuity agreements in the event that any taxes become due under Section 280 G (excess parachute tax) of the United States Internal Revenue Code as a result of a termination following a change in control.

     Description of the Business

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

     The production and sale of animal feed was the primary business of Ralston when it was established in 1894. From that date until the Distribution, Ralston built and maintained its industry position by consistently providing high-quality, research-proven products and customer service. Although this business originated in the United States, it expanded throughout the world, entering the Americas (outside of the United States) in 1927, Europe in 1957 and Asia in 1967. The Company now operates 70 manufacturing plants in 17 countries outside the United States, and has more than thirty years' experience operating across four continents. The primary animal feed business of Agribrands is now conducted almost exclusively outside the United States. In November of 2000, the Company purchased a manufacturing facility located in Greenville, Mississippi for approximately $1.5 million. This facility will be used to process ingredients and manufacture feed products primarily for the Company's foreign affiliates.

                  REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

     Unless otherwise noted, all references to prices, costs and margins reflect U.S. Dollar results after translation of foreign currency financial statements in accordance with Statement of Financial Accounting Standards No. 52 (FAS 52). Because the Company operates predominantly outside of the United States, changes in foreign exchange rates in relation to the Dollar can have a material impact on the Company's reported results.

Net Sales

     Consolidated net sales decreased $68.4 million or 5.4% in fiscal 2000 as result of lower feed sales volume and lower average selling prices. Consolidated sales volume declined 116,200 metric tons or 2.3% in 2000 as higher volume from the Asia segment partially offset declines in Europe and the Americas. Average selling prices declined $8 per ton or 3.2% in 2000 reflecting lower commodity costs relative to 1999, consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs. Consolidated net sales decreased $148.6 million or 10.5% in 1999 as result of both lower volume and lower commodity costs.

Gross Profit

     Gross profit was $197.1 million in 2000 compared to $210.9 million in 1999, a decrease of $13.8 million, or 6.5%. Gross profit decreased primarily as a result of both lower volume and lower margins in the Americas and Europe. The decrease was mitigated to a large extent by better results from the Asia region. In 1999, gross profit increased $8.0 million or 3.9% primarily due to higher margins in all three regions.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $8.5 million or 5.9% in 2000 due primarily to lower expenses in Europe, partially offset by higher expenses in the Americas. In 1999, selling, general and administrative expenses were flat compared to 1998 as lower expenses in Europe were offset by higher expenses in the other regions, particularly in the Americas region.

Restructuring Activities

     In 2000, Agribrands recorded provisions for restructuring which reduced earnings before and after income taxes and net earnings by $1.4 million (as no tax benefit was recognized). These charges provided for the termination of 37 production and administrative employees in connection with downsizing activities in France and Colombia. As of August 31, 2000, 22 employees have been terminated in connection with these charges. Beginning in 2001, these restructuring actions are expected to result in annual pre-tax cost savings of approximately $1.2 million.

     In 1998, Agribrands recorded provisions for restructuring, associated with the streamlining of Agribrands' operations in Europe, which reduced earnings before income taxes and net earnings by $3.0 million and $1.7 million, respectively. The restructuring included a $2.2 million pre-tax charge to provide for the severance of approximately 40 employees, all of whom have been released as of August 31, 2000. The remaining pre-tax restructuring provisions for 1998 were primarily related to impairment charges incurred in connection with the closing of a plant in Italy.

Gain on Sale of Property

     In 1999, Agribrands realized a $1.8 million gain on the sale of land in Korea and a $0.5 million gain on the sale of property in Spain. The sale of these assets is not expected to have a material impact on future operations.

Interest Expense and Other Income/Expense

     Interest expense decreased $5.0 million in 2000 as a result of both lower average borrowings and lower interest rates in the markets where the Company had outstanding borrowings. Interest expense decreased $4.0 million in 1999 also as a result of lower average borrowings and lower interest rates.

     Other income/expense, net, changed favorably by $0.5 million in 2000. The Company recorded a foreign exchange gain of $0.1 million in 2000 versus a loss of $1.5 million in 1999. Investment income was $1.1 million lower in 2000 mainly as a result of increased holdings of tax-free securities which have slightly lower nominal returns. In 1999, other income/expense, net, changed favorably by $18.8 million. Foreign exchange losses were $1.5 million in 1999 versus $12.8 million in 1998. Investment income was $5.0 million higher in 1999 due to higher levels of interest bearing investments. Earnings for 1998 were also adversely impacted by a $2.5 million charge to write off deferred financing costs associated with a credit facility the Company elected not to close.

Net Earnings

     Net earnings were $45.0 million for the year ended August 31, 2000 compared to $44.0 million in 1999 and $13.8 million in 1998. Income taxes, which include federal, state and foreign taxes, were 32.7%, 37.5% and 59.6% of pre-tax earnings in 2000, 1999 and 1998, respectively. The effective tax rate in 2000 reflects some unusual items including a $6.8 million reduction in valuation allowances against foreign tax credit carryforwards and other deferred tax assets in the United States. Due to recently implemented tax planning initiatives, the Company now believes it will generate sufficient foreign source taxable income in the United States to realize a tax benefit for these deferred tax assets. In contrast, the operations in Colombia, France and Peru sustained losses in 2000 for which no tax benefit could be recognized. Excluding these unusual items, the Company's effective tax rate in 2000 was approximately 38% which is consistent with the rate in 1999. The effective tax rate in 1998 was unfavorably impacted by both losses in foreign countries for which no tax benefit could be recognized and incremental taxes allocated by Ralston. See Note 10 of the Company's Notes to Financial Statements for more information concerning income taxes.


                                                 REVIEW OF SEGMENT RESULTS
                                                   (Dollars in millions)
                                                                                            Corporate and
                                         Americas           Europe             Asia            Tradico        Consolidated
                                      ----------------  ---------------   ---------------  ----------------  ----------------

Year Ended August 31, 2000:

Net sales                                 $    548.6         $   284.7       $    358.7        $     1.1        $  1,193.1
Segment profitability*                    $     23.3         $    13.7       $     40.2        $   (15.1)           $ 62.1


Tons of feed product sold                  2,100,100         1,357,800        1,388,500              400         4,846,800
Income over ingredient cost **            $    138.9         $    92.4       $    103.4        $    (0.1)       $    334.6

Year Ended August 31, 1999:

Net sales                                 $    572.5         $   341.8       $    344.6        $     2.6        $  1,261.5
Segment profitability*                    $     33.4         $    15.6       $     33.0        $   (14.6)       $     67.4


Tons of feed product sold                  2,165,000         1,500,000        1,297,000            1,000         4,963,000
Income over ingredient cost **            $    147.3         $   115.0       $     94.5        $    (0.1)       $    356.7

Year Ended August 31, 1998:

Net sales                                 $    625.6         $   397.2       $    387.3              -          $  1,410.1
Segment profitability*                    $     33.5         $    11.9       $     28.2        $   (14.3)       $     59.3


Tons of feed product sold                  2,190,000         1,585,000        1,403,000              -           5,178,000
Income over ingredient cost **            $    145.2         $   115.2       $     85.4              -          $    345.8



* Segment profitability excludes provisions for restructuring and gains on sale of property.

** The commercial animal feed industry generally prices products on the basis of aggregate ingredient cost plus a per-unit margin. As ingredient prices fluctuate, the changes are generally passed on to customers through changes in the Company's product pricing. Income over ingredient cost (which is equal to net sales minus the cost of ingredients), rather than sales dollars, is the key indicator of revenue performance because of the distortions in sales dollars caused by changes in commodity prices.

Americas

     Net sales in the Americas segment (which is fully described in Note 4 of the Company's Notes to Financial Statements) decreased $23.9 million or 4.2% in 2000 and $53.1 million or 8.5% in 1999. The 2000 decline is primarily attributed to a decrease in feed volume of 64,900 tons or 3.0%, most of which occurred in Colombia and Mexico. The Company lost volume in Colombia as the local feed market shrunk considerably in the face of an economic recession. In Mexico, the reduction in feed tonnage occurred mainly in the Company's hog and profitable shrimp lines. Favorable market prices for smaller shrimp and increased incidence of shrimp disease (called "white spot") along the Pacific coast of Mexico accelerated the harvesting of fiscal 2000's farmed shrimp populations. The 1999 decline in net sales for the Americas segment was primarily a result of lower ingredient costs everywhere except in Colombia where a new value added tax on certain ingredient purchases went into effect on January 1, 1999.

     Segment profitability decreased $10.1 million or 30.2% in 2000 due to a decline in income over ingredient cost ("IOIC") and an increase in operating expenses. IOIC in the Americas declined $8.4 million largely due to lower volume and lower margins in Colombia. Operating expenses for 1999 included a $1.8 million charge to settle a claim by a former joint venture partner in Chile. Excluding this unusual charge, operating expenses in the Americas increased $3.5 million in 2000 primarily due to higher marketing and sales expenses in Brazil and higher labor expenses in Mexico. Segment profitability stayed flat in 1999 compared to 1998 as a $2.1 million improvement in IOIC was mostly offset by the $1.8 million charge related to the claim in Chile.

Europe

     Net sales in Europe decreased $57.1 million or 16.7% in 2000 and $55.4 million or 13.9% in 1999. The decline in net sales for both years resulted from a combination of lower sales volume and lower average selling prices. Feed volume declined 142,200 tons or 9.5% in 2000 with most of the decline occurring in Spain where favorable grazing conditions led to reduced demand for commercial feed. Volume declined 85,000 tons in 1999 mainly as a result of the December 1998 sale of an unprofitable subsidiary of the Company's operations in France. Average selling prices declined $18 per ton or 8.0% in 2000 and $23 per ton or 9.1% in 1999. The lower selling prices reflect lower ingredient costs relative to the prior year, consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs.

     Segment profitability decreased $1.9 million or 12.2% in 2000. IOIC in Europe decreased $22.6 million or 19.7% in 2000 due to both lower feed volume and lower margins. IOIC per ton declined $9 per ton primarily as a result of translating relatively stable local currency margins at significantly weaker exchange rates versus the U.S. Dollar. The decline in IOIC was mostly offset by lower operating expenses which reflect the lower volumes as well as the translation of local currency expenses at significantly weaker exchange rates. Segment profitability increased $3.7 million or 31.1% in 1999 due to a $3.9 million reduction in operating expenses. The Europe segment's operating expenses declined in 1999 as a result of cost savings from prior year restructurings and translation of local currency costs at weaker foreign currency exchange rates against the U.S. Dollar.

Asia

     Net sales in Asia increased $14.1 million or 4.1% in 2000 due to a rise in sales volume. Feed volume in Asia increased 91,500 tons or 7.1% as a result of successful new product and marketing initiatives. Sales efforts were enhanced by higher prices for live hogs which improved demand for hog feeds, the segment's largest product line. Average selling prices in Asia declined by $7 per ton or 2.8% primarily as a result of lower ingredient costs. Net sales in Asia decreased $42.7 million or 11.0% in 1999 due to a combination of lower volume and lower ingredient costs. Volume in Asia declined 106,000 tons or 7.6% in 1999. Nearly all of the 1999 volume decline occurred in Korea, where low hog prices following the 1998 recession reduced demand for the Company's higher-price, higher-performance hog feeds.

     Segment profitability increased $7.2 million or 21.8% in 2000 and $4.8 million or 17.0% in 1999. IOIC in Asia increased $8.9 million or 9.4% in 2000 and $9.1 million or 10.7% in 1999. The increase in IOIC in 2000 reflected the increase in sales volume whereas the 1999 increase in IOIC reflected a significant movement toward pre-crisis (fiscal 1998) margins. The increases in IOIC for both years were partially offset by higher operating expenses. In 2000, operating expenses in Asia increased $1.7 million due to an increase in variable expenses and depreciation associated with recent capital expenditures. These items were only partially offset by a decrease in the provision for doubtful accounts due to the overall improvement in credit quality since the 1998 Asian crisis. In 1999, operating expenses increased $4.3 million primarily as a result of capital expenditures made in 1998 including the purchase of one plant and the construction of another in China.

Corporate and Tradico

     The Corporate and Tradico segment is located primarily in the United States. This segment contains certain corporate items which are not allocated to other segments. Tradico, a division within the Company, acquires and resells ingredients, equipment and feed products primarily to foreign affiliates. A subsidiary named "Tradico, Inc." was incorporated in Missouri in August 2000 in anticipation of the acquisition of a manufacturing facility in Greenville, Mississippi. Over the course of fiscal year 2001 the activities of Tradico will be transferred to Tradico, Inc. In fiscal year 2000, Tradico recorded intersegment sales of $121.0 million, which have been fully eliminated from the Corporate and Tradico results presented above. Net sales to non-affiliates consisted primarily of ingredient sales together with some shipments of feed products.

     In terms of segment profitability, the Corporate and Tradico segment recorded losses of $15.1 million in 2000, $14.6 million in 1999 and $14.3 million in 1998. These losses are primarily related to unallocated corporate administrative items. Tradico's margins on intersegment sales have been allocated to the segment/region that purchased the goods.


                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations decreased by $70.9 million or 64.1% in 2000 primarily due to unfavorable changes in working capital items, particularly accounts receivable and inventories. Accounts receivable remained flat in 2000 but decreased by $16.4 million in 1999 primarily as a result of collecting $12.9 million from Ralston which was outstanding at August 31, 1998. Consolidated inventories increased by $17.9 million in 2000 but decreased by $12.7 million in 1999. Inventories (predominantly raw materials) increased in 2000 due to strategic wheat purchases made in Korea and lower sales volumes than planned in Colombia and Mexico. Inventories decreased in 1999 due to lower volumes in Asia, lower worldwide commodity prices and strategic grain purchases made by Mexican operations in August 1998. Cash flow from operations increased by $77.3 million or 232.1% in 1999 due to increased cash earnings and favorable changes in working capital items as discussed above.

     Capital expenditures, primarily to replace or enhance existing production facilities and equipment, were $22.3 million, $25.9 million and $44.6 million in fiscal years 2000, 1999 and 1998, respectively. While the Company has no material commitments for capital expenditures as of August 31, 2000, it expects capital expenditures in fiscal year 2001 to be at or near the level for 2000. The Company has a formal review procedure for the authorization of capital expenditures. Anticipated capital expenditures are expected to be funded with existing cash reserves as well as cash generated from operations.

     Agribrands is continually evaluating new investment opportunities. In fiscal year 2000, Agribrands invested $1.7 million to purchase all of the outstanding common stock of Metrovet, Inc., an animal health products company based in the Philippines. In 1998, Agribrands invested $16.6 million to purchase businesses in Venezuela, Italy and China. Assuming these acquisitions had occurred as of September 1, 1998, they would not have had a material effect on net sales, net earnings or earnings per share during any of the periods presented.

     Agribrands' capital expenditures and acquisitions in fiscal 1998 were partially funded with advances from Ralston. Net proceeds from Ralston were $141.9 million in 1998. Agribrands was spun off from Ralston in 1998 with approximately $105.0 million of cash and receivables from Ralston and approximately $80.0 million of debt.

     The Company's working capital requirements for inventories and receivables are influenced somewhat by seasonality, the availability of raw materials and changes in commodity costs, and as a result, may fluctuate widely. Since its spin-off, the Company's operating units have generally financed their seasonal and other working capital needs through intercompany loans and advances provided by the U.S. parent. Short-term borrowings provided by local foreign banks and branches of multinational banks are also utilized. The Company increased its short-term borrowings from $18.5 million at August 31, 1999 to $27.8 million at August 31, 2000. The Company's foreign affiliates have established uncommitted credit lines with several lenders in order to assure availability of working capital. On August 31, 2000, total unused, uncommitted lines of credit were approximately $190 million. This includes approximately $80 million of uncommitted lines of credit for the Company's Korean subsidiary.

     On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands' common stock in open market transactions at management's discretion and depending on market conditions. As of August 31, 2000, the Company had purchased 855,052 shares pursuant to this authorization at an average cost of $39.54 per share.

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

     The margin added to ingredient costs is less responsive to exchange rate changes because industry pricing is often established by local competitors. Nevertheless, exchange rates between the U.S. Dollar and other currencies (particularly in countries with systemic high inflation like many of those where the Company operates) are related closely to differentials between the U.S. and local inflation and interest rates. As a result, consolidated, per unit Dollar-translated IOIC levels fluctuate closely around long-term norms, particularly on a consolidated basis.

Dollar-Based Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

     Management believes the required method of translating foreign currency financial statements for most of the Company's foreign affiliates (that is, using the local currency as functional currency) can distort the economic impact of certain items, specifically costs of goods sold and foreign exchange gains and losses (see Note 2 of the Company's Notes to Financial Statements for more information concerning the Company's translation procedures). Because the Company operates predominantly outside of the U.S., these distortions can have a disproportionate effect on reported results. For this reason, management believes it is important to understand the Company's operational results computed using the U.S. Dollar as the functional currency.

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

     When exchange rates fluctuate, earnings results using U.S. Dollar-based accounting differ from results under local currency based accounting in three important ways. Under U.S. Dollar-based accounting:

     o Cost of goods sold is measured using the exchange rate at the time inventory was purchased rather than the exchange rate at the time finished product was sold.

     o Foreign exchange gains and losses are computed on assets and liabilities denominated in currencies other than the Dollar instead of assets and liabilities denominated in currencies other than the local currency.

     o Depreciation is computed by applying the appropriate factor to the historical Dollar value of the asset rather than by applying the appropriate factor to the historical local currency value and translating the result at the current exchange rate.

     Because of its principal focus on cash flows, management uses Dollar-based EBITDA as a key determinant of awards for corporate management under its annual incentive plan. The following table provides a reconciliation of pre-tax earnings to Dollar-based EBITDA for each of the three years ended August 31, 2000:

                               Dollar-based EBITDA
                              (Dollars in Millions)

                                                                   Year ended August 31,
                                                         ----------------------------------------
                                                            2000           1999          1998
                                                         ----------     ----------    ----------

Earnings before Income Taxes                             $   66.9       $   70.4       $  34.2
Adjustments:
o     Depreciation and amortization                          25.2           24.8          21.2
o     Interest expense                                        3.0            8.0          12.0
o     Investment income *                                    (9.1)         (10.2)         (5.2)
o     Provisions for restructuring                            1.4            -             3.0
o     Gain on sale of property                                -             (2.3)          -
                                                         ----------     ----------     ---------
EBITDA reported after translation under FAS 52           $   87.4       $   90.7       $  65.2


Adjustments to report EBITDA on a U.S. Dollar basis:
1)    Difference in cost of products sold                    (2.9)          (6.1)        (16.6)
2)    Reversal of foreign exchange (gain)/loss
      reported under FAS 52                                  (0.1)           1.5          12.8
3)    Dollar-based foreign exchange gain                      7.0            3.7          12.6
                                                         ----------     ----------     ---------
EBITDA reported on a U.S. Dollar basis                   $   91.4       $   89.8       $  74.0
                                                         ==========     ==========     =========


* The Company now excludes investment income from its reported EBITDA. In previous reports, EBITDA did not reflect an adjustment for investment income. EBITDA is defined as earnings before taxes adjusted for depreciation and amortization, interest expense, investment income, provisions for restructuring and gain on sale of property. EBITDA is a measure of performance which is not a defined term in GAAP and is not intended to be superior to GAAP information.

Explanation of adjustments to EBITDA:

1) Difference in cost of products sold-- The operations in Europe and the Americas accounted for all of the adjustments to the cost of products sold in 2000 and 1999. The operations in the Americas and Asia accounted for nearly all of the adjustment in 1998. Cost of sales was higher on a Dollar basis in all three years as the Dollar strengthened versus most other currencies during these years. Under Dollar-based accounting, inventories are initially recorded and maintained in Dollars.

2) Reversal of foreign exchange (gain)/loss reported under FAS 52-- In 1999, GAAP-based foreign exchange losses in Brazil were only partially offset by gains in Mexico and Korea. In 1998, the operations in Colombia, Mexico and Korea accounted for most of the $12.8 million foreign exchange loss reported under FAS 52.

3) Dollar-based foreign exchange gain-- In 2000, most of the $7.0 million foreign exchange gain was generated in Europe where the Company carried net local currency denominated liabilities. As the Euro and other European currencies weakened against the Dollar during fiscal 2000, these liabilities decreased significantly in Dollar terms resulting in a foreign exchange gain. In 1999, Dollar-based foreign exchange gains realized in Brazil, Colombia, Italy and Mexico were only partially offset by losses in Korea and the Philippines. In 1998, nearly all of the $12.6 million foreign exchange gain was generated in Asia where the Company carried net obligations denominated in the local Asian currencies. As the local currencies weakened against the Dollar, these obligations decreased significantly in Dollar terms resulting in a foreign exchange gain.

                   MARKET RISK SENSITIVITY AND INFLATION RISK

Commodity Price Risks

         The availability and price of agricultural products are subject to wide fluctuations due to unpredictable factors such as weather conditions, government regulations, economic climate or other unforeseen circumstances. The Company utilizes highly correlative and effective commodity futures contracts and options to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions, and Company policy prohibits the use of commodity derivatives for speculation. The potential loss in fair value at
August 31, 2000 and 1999 of the Company's commodity positions, excluding inventory on hand and fixed price contracts, resulting from a hypothetical 10% adverse change in commodity prices is $0.1 million and $0.4 million, respectively.

Interest Rate Risks

     At August 31, 2000, the Company's debt portfolio was comprised of approximately 51% variable rate debt and 49% fixed rate debt. With respect to the Company's variable rate debt, a hypothetical 10% adverse change in interest rates would have had an unfavorable impact of about $0.2 million on the Company's interest expense for 2000. With respect to the Company's fixed rate debt outstanding at August 31, 2000, a hypothetical 10% adverse change in interest rates would have resulted in approximately a $0.2 million change in the market value of the Company's fixed rate debt.

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

     Agribrands periodically enters into foreign exchange forward contracts to mitigate its economic exposure to changes in exchange rates. Company policy allows foreign currency hedging transactions only for identifiable foreign currency exposures, and therefore, Agribrands does not enter into foreign currency contracts for trading purposes where the objective is to generate profits. The potential loss in fair value at August 31, 2000 and 1999 for such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates is $0.6 million and $0.8 million, respectively.

     Because of the U.S. Dollar responsiveness of the Company's international feed operations, management does not believe that fluctuations in the exchange rate between the Dollar and a local currency materially impact the present value of projected future Dollar-translated cash flows from the local operation. As a result, Agribrands does not generally hedge the accounting exposure of its net investments in foreign subsidiaries. The net investment in Agribrands' foreign subsidiaries and affiliates translated into Dollars using the year-end exchange rates is approximately $243 million and $228 million at August 31, 2000, and 1999, respectively. The potential accounting loss in value of Agribrands' net investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates at August 31, 2000 and 1999 is approximately $22.1 million and $20.7 million, respectively.

Inflation

     Management recognizes that inflationary pressures may have an adverse effect on Agribrands through higher interest costs, asset replacement costs and related depreciation and higher material costs. In addition, hyperinflationary conditions have occurred in many of the countries in which Agribrands operates. Agribrands tries to minimize these effects through geographical diversification, cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. As mentioned earlier, the exchange rates between the U.S. Dollar and other currencies are related closely to differentials between the U.S. and local inflation rates. As a result, the
Dollar-translated profit margins of the Company's international operations generally fluctuate closely around long-term norms, particularly on a consolidated basis.

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

                            NEW ACCOUNTING STANDARDS

     Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes standards for recognition and measurement of derivatives and hedging activities. The transition adjustments resulting from the adoption of this Statement will be immaterial to the Company's results and financial position for fiscal 2001.

     Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 clarifies the accounting for modifications to stock option plans.

                                     OUTLOOK

Long-Term Trends

     The Company's core animal feed business is generally most effective and profitable where animal production is less concentrated and ingredient availability or cost is an issue for local animal production. Where these circumstances exist, the Company has a high level of confidence in its ability to deliver value.

     Of the markets Agribrands already serves, Asia continues to have the best long-term dynamics for the Company's traditional business. Animal production continues to be widely disbursed and many areas are dependent on imported ingredients. In addition, animal protein consumption in many locations remains well below that of more developed nations and is increasing with growth in discretionary income. If increased demand is met by expanding existing animal production methods, these markets potentially represent opportunities for substantial growth. However, there is always the risk that pressure to increase production and reduce cost will overcome the economic or regulatory barriers that sustain the less concentrated production model.

     Animal production in portions of Latin America and Eastern Europe is similarly well-suited for growth and profitability in the traditional feed industry, and (excluding potential political instability) the Company anticipates economic-development based growth from its businesses in Central America, the Northern portions of South America, and Eastern Europe to continue.

     There are other markets around the world that hold great potential for the traditional feed business. However, it is difficult to foresee all variables before establishing a business and ventures into new territories often fail due to unexpected conditions or poor execution. In fiscal 2000, the Company cautiously entered Poland through an agreement to provide management services to an existing feed business (with an option to purchase the business later). For the time being, management believes opportunities to grow or improve existing operations should take precedence over further geographic expansion.

     The Company also competes in a number of markets where animal production is much more highly concentrated and inexpensive ingredients (versus the world markets) are available consistently (particularly parts of Western Europe and North America). In these markets, the Company's traditional model must be adjusted if it is to bring meaningful value to much more efficient animal production systems. Agribrands has realized varying degrees of success in meeting this challenge and recognizes that production of certain species in some locations no longer provides an opportunity for the Company unless it wants to participate in integrated production systems directly. Thus far, Agribrands has generally chosen to avoid the risks associated with direct ownership of animals. At the same time, there are invariably other species groups within these markets whose production dynamics (or because the Company has relevant proprietary technologies) continue to offer opportunities for growth or penetration.

     Almost without respect to geographic boundaries, certain product lines within the Company's business appear likely to offer higher levels of growth. The farmed fish industry, particularly shrimp farming, continues to grow rapidly around the world, as does the population of pleasure horses among high-income segments of the population. Improvement and expansion of product lines and marketing for both of these species are a priority in many of Agribrands' geographic markets. Because of the similarities in customer needs around the world, the Company is moving to provide more direct global coordination of its efforts to serve these species.

     In addition to efforts to grow the core animal feed business, the Company is exploring entry into related lines of business where its technologies or distribution offer it a competitive advantage. These include replication of the Company's successful Brazilian animal health products business to other markets and sales of proprietary value added ingredients (under our Promote brand name). Sales and profits from these businesses today are not material to Agribrands consolidated results, but are expected to grow at a much higher rate than those of the Company's core businesses.

     Based on actions the Company is taking to improve its ability to respond to local conditions, attractive dynamics in certain key markets, initiatives in its most attractive product lines and efforts to expand into related product lines, management believes the Company can achieve long-term profit growth sufficient to more than offset declines in other areas where changes to animal production systems will, over time, reduce the value or viability of independently produced commercial feed products.

Near-Term Operating Results

     Current operating results can be significantly influenced by the combined effect of numerous independent environmental and cyclical factors (such as general local economic conditions, animal protein supply and demand imbalances, weather and concerns over food safety) that may impact the local agricultural markets the Company serves. Therefore, consolidated results can vary noticeably from long-term trend lines.

     In 1999, the majority of such factors acted to increase earnings over the probable long-term trend line. In 2000, management believes these factors were neutral to slightly negative, so that consolidated results were quite near hypothetical long-term trends. However, the negative cyclical factors impacting fiscal 2000 were most prevalent at year-end and, absent new factors, can be expected to hold earnings below long-term trends for the first three to six months of fiscal 2001.

Monetary Factors

     The complexity of Agribrands' international structure also generates variability in financial costs and income. In particular, exchange rate movements and changes to capital structures within its foreign affiliates generate foreign exchange gains and losses. Currently, the Company's most significant exposures to foreign exchange gains and losses impacting net earnings are U.S. Dollar liabilities carried in Mexico, Brazil, Korea, Colombia and Canada. As discussed earlier, management believes it makes sense to focus more on the Company's exposure to the change in the dollar value of net monetary assets or liabilities in currencies other than the U.S. Dollar. Agribrands' exposed position in this respect can also be significant as the cost of hedging these exposures often exceeds the likely benefit. The Company currently has significant net monetary asset or liability positions in Euros, Chinese Renminbi, Colombian Pesos and Canadian Dollars.

     The Company's income tax position is quite complex due to the interaction between income taxes paid locally by its foreign affiliates, dividends and royalties received from its affiliates and the method for determining the credit the Company receives on its U.S. tax return for foreign income and withholding taxes. Based on current projections for these relevant items, management believes its global effective rate should remain around 35% to 40% for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See  MARKET  RISK   SENSITIVITY   AND  INFLATION   RISK  for   management's
quantitative and qualitative disclosure about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

     The management of Agribrands International, Inc. has prepared the accompanying consolidated financial statements for the years ended August 31, 2000, 1999 and 1998 and is responsible for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

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

     The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, internal auditors and the independent accountants to discuss audit and financial reporting matters. Both the internal auditor and PricewaterhouseCoopers LLP have direct access to the Audit Committee.

     The report of PricewaterhouseCoopers LLP appears below.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Agribrands International, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of cash flows, of shareholders' equity, of comprehensive income (loss) present fairly, in all material respects, the financial position of Agribrands International, Inc. and its subsidiaries at August 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

--------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri

October 6, 2000

                         AGRIBRANDS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS

                              Year Ended August 31

                   (Dollars in millions except per share data)

                                                     2000             1999             1998
                                                  -----------     -----------      -----------

Net Sales                                         $  1,193.1      $  1,261.5       $  1,410.1
                                                  -----------     -----------      -----------
Costs and Expenses
     Cost of products sold                             996.0         1,050.6          1,207.2
     Selling, general and administrative               135.0           143.5            143.6
     Interest                                            3.0             8.0             12.0
     Provisions for restructuring                        1.4             -                3.0
     Gain on sale of property                            -              (2.3)             -
     Other (income)/expense, net                        (9.2)           (8.7)            10.1
                                                  -----------     -----------      -----------
                                                     1,126.2         1,191.1          1,375.9
                                                  -----------     -----------      -----------

Earnings before Income Taxes                            66.9            70.4             34.2
Income Taxes                                            21.9            26.4             20.4
                                                  -----------     -----------      -----------
Net Earnings                                      $     45.0      $     44.0       $     13.8
                                                  ===========     ===========      ===========

Earnings Per Share
     Basic                                        $     4.46      $     4.16       $     1.29
                                                  ===========     ===========      ===========
     Diluted                                      $     4.33      $     4.11       $     1.29
                                                  ===========     ===========      ===========



The above financial statement should be read in conjunction with the Notes to Financial Statements.

                         AGRIBRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                    August 31
                              (Dollars in millions)

                                                                     2000           1999
                                                                 -----------    -----------

Assets
Current Assets
     Cash and cash equivalents                                   $    174.6     $    178.0
     Receivables, less allowance for doubtful accounts                 75.4           77.0
     Inventories                                                       96.6           81.3
     Other current assets                                               7.1           11.9
                                                                 -----------    -----------
       Total Current Assets                                           353.7          348.2
                                                                 -----------    -----------
Investments and Other Assets                                           59.5           51.3
Property, Plant and Equipment - net                                   168.4          174.0
                                                                 -----------    -----------
         Total                                                   $    581.6     $    573.5
                                                                 ===========    ===========
Liabilities and Shareholders' Equity
Current Liabilities
     Current maturities of long-term debt                        $      0.4     $      2.4
     Notes payable                                                     27.8           18.5
     Accounts payable and accrued liabilities                         116.0          125.1
     Income taxes                                                       4.5            8.5
                                                                 -----------    -----------
       Total Current Liabilities                                      148.7          154.5
                                                                 -----------    -----------

Long-Term Debt                                                         10.7           11.5
Deferred Income Taxes                                                   9.4           11.0
Other Liabilities                                                      19.3           23.2

Shareholders' Equity
     Common stock, $.01 par value, authorized
       50,000,000 shares                                                0.1            0.1
     Capital in excess of par value                                   419.5          419.5
     Retained earnings                                                 95.1           50.1
     Common stock in treasury, at cost                                (33.8)         (10.8)
     Accumulated other comprehensive loss                             (87.4)         (85.6)
                                                                 -----------    -----------
       Total Shareholders' Equity                                     393.5          373.3
                                                                 -----------    -----------
         Total                                                   $    581.6     $    573.5
                                                                 ===========    ===========


The above financial statement should be read in conjunction with the Notes to Financial Statements.

                         AGRIBRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Year Ended August 31
                              (Dollars in millions)

                                                                                       2000          1999          1998
                                                                                    -----------   -----------   -----------
Cash Flow from Operations
    Net earnings                                                                      $  45.0       $  44.0       $  13.8
    Adjustments to reconcile net earnings to cash from operations:
      Depreciation and amortization                                                      25.2          24.8          21.2
      Foreign exchange (gain)/loss                                                       (0.1)          1.5          12.8
      Provision for doubtful accounts                                                     1.3           3.6           6.4
      Deferred income taxes                                                               2.4           1.9          (5.1)
      Gain on sale of property                                                            -            (2.3)          -
      Changes in assets and liabilities used in operations:
        Decrease (increase) in accounts receivable                                        0.3          16.4         (12.9)
        (Increase) decrease in inventories                                              (17.9)         12.7          (4.1)
        Decrease (increase) in other current assets                                       0.1           6.0          (1.2)
        (Increase) decrease in other assets                                              (5.3)          0.8           3.5
        (Decrease) increase in accounts payable and accrued liabilities                  (3.4)          1.7          (6.0)
        (Decrease) increase in income taxes payable                                      (3.7)         (0.4)          3.3
      Other, net                                                                         (4.2)         (0.1)          1.6
                                                                                    -----------   -----------   -----------
          Net cash provided by operations                                                39.7         110.6          33.3
                                                                                    -----------   -----------   -----------

Cash Flow from Investing Activities
    Acquisitions of businesses                                                           (1.7)          -           (16.6)
    Property additions                                                                  (22.3)        (25.9)        (44.6)
    Proceeds from the sale of property                                                    0.9           6.5           1.2
    Proceeds from the sale of Korean pet food business                                    2.0           -             -
    Purchase of key man life insurance                                                   (5.0)         (5.0)          -
    Other, net                                                                            -            (1.1)         (2.8)
                                                                                    -----------   -----------   -----------
          Net cash used by investing activities                                         (26.1)        (25.5)        (62.8)
                                                                                    -----------   -----------   -----------
Cash Flow from Financing Activities
    Proceeds from issuance of long-term debt                                              -            11.0          19.0
    Principal payments on long-term debt, including current maturities                   (2.7)        (16.8)        (32.4)
    Net increase (decrease) in notes payable                                             10.1         (27.3)         16.7
    Treasury stock purchases                                                            (23.0)        (10.8)          -
    Net transactions with Ralston                                                         -             -           141.9
                                                                                    -----------   -----------   -----------
          Net cash (used by) provided by financing activities                           (15.6)        (43.9)        145.2
                                                                                    -----------   -----------   -----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                             (1.4)         (1.2)         (9.7)
                                                                                    -----------   -----------   -----------
Net (Decrease) Increase in Cash and Cash Equivalents                                     (3.4)         40.0         106.0
Cash and Cash Equivalents, Beginning of Period                                          178.0         138.0          32.0
                                                                                    -----------   -----------   -----------
Cash and Cash Equivalents, End of Period                                              $ 174.6       $ 178.0       $ 138.0
                                                                                    ===========   ===========   ===========

The above financial statement should be read in conjunction with the Notes to Financial Statements.

                         AGRIBRANDS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three Years Ended August 31, 2000
                              (Dollars in millions)

                                                                                                           Accumulated
                                       Ralston                 Capital in                    Common           Other
                                       Equity         Common   Excess of      Retained      Stock in      Comprehensive
                                     Investment       Stock    Par Value      Earnings      Treasury           Loss
                                     ------------   ---------  -----------   ----------   ------------   ---------------
Balance at August 31, 1997            $    198.1
Net earnings                                 7.7
Net transactions with Ralston              142.8
Translation adjustment                     (15.3)
                                     ------------
Balance at March 31, 1998                $ 333.3
Distribution to Ralston's
     shareholders                         (333.3)   $     .1    $  419.5      $     -      $      -       $    (86.3)
Net earnings                                 -            -          -             6.1            -              -
Translation adjustment                       -            -          -              -             -              -
                                     ------------   ---------  -----------   ----------   ------------   ---------------
Balance at August 31, 1998            $      -      $     .1    $  419.5      $    6.1     $      -       $    (86.3)
Net earnings                                 -            -          -            44.0            -              -
Treasury stock purchased                     -            -          -              -          (10.8)            -
Activity under stock plans                   -            -          -              -             -              -
Translation adjustment                       -            -          -              -             -              0.7
                                     ------------   ---------  -----------   ----------   ------------   ---------------
Balance at August 31, 1999            $      -      $     .1    $  419.5      $   50.1     $   (10.8)     $    (85.6)
Net earnings                                 -            -          -            45.0            -              -
Treasury stock purchased                     -            -          -              -          (23.0)            -
Activity under stock plans                   -            -          -              -             -              -
Translation adjustment                       -            -          -              -             -             (1.8)
                                     ------------   ---------  -----------   ----------   ------------   ---------------

Balance at August 31, 2000            $      -      $     .1    $  419.5      $   95.1     $   (33.8)     $    (87.4)
                                     ============   =========  ===========   ==========   ============   ===============



The above financial statement should be read in conjunction with the Notes to Financial Statements.

                         AGRIBRANDS INTERNATIONAL, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                              Year Ended August 31
                              (Dollars in millions)

                                              2000         1999         1998
                                            ----------   ----------   ----------
Net earnings                                $    45.0    $    44.0    $    13.8
Foreign currency translation adjustment          (1.8)         0.7        (15.3)
                                            ----------   ----------   ----------
Comprehensive Income (Loss)                 $    43.2    $    44.7    $    (1.5)
                                            ==========   ==========   ==========


The above financial statement should be read in conjunction with the Notes to Financial Statements.

                         AGRIBRANDS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions except per share data)

1.   BASIS OF PRESENTATION

     Effective April 1, 1998 (the "Distribution Date"), Agribrands International, Inc. (the "Company" or "Agribrands") became an independent, publicly owned company as a result of the distribution by Ralston Purina Company ("Ralston") of the Company's $.01 par value Common Stock to holders of Ralston Common Stock at a distribution ratio of one for ten (the "Distribution"). Prior to the Distribution, the Company was formed in 1997 as a wholly owned subsidiary of Ralston for the purpose of effecting the Distribution. Included in this transaction was the transfer of substantially all of the assets and liabilities related to the animal feeds and agricultural products businesses (the "Agribrands Businesses"). Ralston's international pet products businesses ("RPI Consumer") were not included in the spin-off. Ralston did not retain any ownership interest in the Company.

     Agribrands is one of the leading international producers and marketers of animal feeds and, through its subsidiaries and joint venture partners, operates 70 manufacturing plants in 17 countries outside the United States. Its products are marketed outside the United States under the "Purina"(R) and "Chow"(R) trademarks and the "Checkerboard"(R) logo through a network of approximately 4,000 independent dealers, as well as an independent and a direct sales force.

     The  Balance  Sheets as of August 31,  2000 and 1999 and the  Statement  of
Earnings for the years ended August 31, 2000 and 1999 are presented on a consolidated basis. The Statement of Earnings for the year ended August 31, 1998 includes the combined results of operations of the Agribrands Businesses under Ralston for the seven months prior to the Distribution Date and the consolidated results of operations of the Company for the five month period ended August 31, 1998.

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

     Principles of Consolidation - These financial statements include the accounts of Agribrands and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Minority interests in consolidated subsidiaries are not material. Investments in affiliated companies, 20% through 50%-owned, are carried at equity. Minority interests in earnings of subsidiaries and Agribrands' share of the net earnings of unconsolidated companies carried at equity are not material and are included in selling, general and administrative expenses.

     Foreign Currency Translation - Financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a separate component of Shareholders' Equity. Gains and losses that result from foreign currency transactions are included in earnings.

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

     Cash Equivalents are highly liquid investments with initial maturities generally of three months or less. At August 31, 2000, cash and cash equivalents consisted primarily of commercial paper, money market funds and other highly liquid investments.

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

     Depreciation is generally provided on the straight-line basis by charges to costs or expenses at rates based on the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 15 to 40 years for buildings. Depreciation expense was $22.9 in 2000, $22.7 in 1999 and $19.3 in 1998.

     Goodwill, which is included in Investments and Other Assets, represents the excess of cost over the fair value of the net identifiable assets of acquired businesses and is amortized evenly over periods of up to 25 years.

     Impairment of Long-Lived Assets - The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment charge is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

     Revenue is recognized when products are shipped to customers. Risk of loss generally transfers to the customer when products are shipped from the plant. Sales discounts, returns and allowances are included in net sales. The provision for doubtful accounts is included in selling, general and administrative expenses.

     Advertising Costs are expensed as incurred and were $12.1 in 2000, $13.9 in 1999 and $13.7 in 1998.

     Research and Development Costs are expensed as incurred and were $6.4 in 2000, $7.0 in 1999 and $6.8 in 1998.

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

     Earnings per Share - Basic earnings per share are based on the weighted average number of shares outstanding during the year including assumed shares outstanding of 10.7 million for the period prior to the Distribution Date. Diluted earnings per share are adjusted for the dilutive effect of common stock equivalents. See Note 11 for additional information.

     New Accounting Standards - Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes standards for recognition and measurement of derivatives and hedging activities. The transition adjustments resulting from the adoption of this Statement will be immaterial to the Company's results and financial position for fiscal 2001.

     Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 clarifies the accounting for modifications to stock option plans.

3.   BUSINESS COMBINATIONS

     On August 7, 2000, the Company and Ralcorp Holdings, Inc. ("Ralcorp") announced that they had entered into an Agreement and Plan of Reorganization, dated as of August 7, 2000 (the "Agreement"), which sets forth the terms and conditions of the proposed merger of equals of Agribrands and Ralcorp. Pursuant to the Agreement, Agribrands and Ralcorp will form a holding company ("Holding Company") which will acquire all of the common stock of Agribrands and Ralcorp through mergers of separate subsidiaries of the holding company with and into each of Agribrands and Ralcorp (the "Reorganization"). Upon consummation of the Reorganization, the shareholders of Agribrands will receive three shares of Holding Company stock for each share of Agribrands stock exchanged. The shareholders of Ralcorp will receive one share of Holding Company stock for each share of Ralcorp stock exchanged. Alternatively, shareholders may elect to receive $39 in cash per Agribrands share or $15 in cash per Ralcorp share. At least 80% of each company's shares will be converted into stock of Holding Company. Any excess cash elections will be reduced on a pro rata basis.

     The proposed merger with Ralcorp is subject to two-thirds approval by both companies' shareholders, receipt of a ruling from the Internal Revenue Service that the merger will not affect the tax-free status of Agribrands' spin-off from Ralston, and customary regulatory approvals. The transaction is expected to be tax-free to shareholders to the extent that they receive common stock of Holding Company. The combination is expected to be accounted for using the purchase method of accounting. Because Agribrands and Ralcorp shareholders may elect to receive cash in lieu of shares of the Holding Company common stock, the portion of the voting rights in the Holding Company that will be held by former Agribrands and Ralcorp shareholders, and thus the identity of the acquiring corporation, cannot be determined at this time. Completion of the proposed merger is expected to occur during the second quarter of fiscal 2001. In the event that the Agreement is terminated, including but not limited due to a party accepting a superior offer, one of the parties may be required to pay termination fees of $5 million to the other party.

     In July 2000, Agribrands purchased all of the outstanding common stock of Metrovet, Inc. from Metro Pacific Corporation for $1.7 million. Metrovet, inc. is an animal health products distribution company in the Philippines. This acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the Consolidated Statement of Earnings from the date of acquisition. If the acquisition of Metrovet, Inc. had occurred as of September 1, 1998, it would not have had a material impact on net sales, net earnings or earnings per share for fiscal 1999 or fiscal 2000.

4.   BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company and its subsidiaries are principally engaged in the production and sale of agricultural animal feed. The Company's chief operating decision maker evaluates segment performance based on operating profit, exclusive of provisions for restructuring and gains on sale of property. Financial items, such as interest income and expense are managed on a global basis at the corporate level. The Company's businesses are organized by geographic area:

     o The Americas segment consists of the Company's businesses in Brazil, Canada, Colombia, El Salvador, Guatemala, Mexico, Peru and Venezuela.

     o The Europe segment consists of the Company's businesses in France, Hungary, Italy, Portugal, Spain and Turkey.

     o The Asia segment consists of the Company's businesses in China, the Philippines and South Korea.

     o The Corporate and Tradico segment is located primarily in the United States. This segment includes certain corporate items that were not allocated to the other segments. It also includes Tradico, which sources and resells ingredients, equipment, and products primarily to foreign affiliates. Tradico's margins on intersegment sales have been allocated to the segment that purchased the goods from Tradico.

     Summarized below is Agribrands' business segment information for the years ended August 31, 2000, 1999 and 1998.

                                             2000         1999         1998
                                           --------     --------     --------
Net Sales - External
      Americas                             $  548.6     $  572.5     $  625.6
      Europe                                  284.7        341.8        397.2
      Asia                                    358.7        344.6        387.3
      Corporate and Tradico (U.S.)              1.1          2.6          -
                                           --------     --------     --------
           Total                           $1,193.1     $1,261.5     $1,410.1
                                           ========     ========     ========

Net Sales - Intersegment
      Americas                             $    -       $    -       $    -
      Europe                                    -            -            -
      Asia                                      -            -            -
      Corporate and Tradico (U.S.)            121.0        102.0         92.9
                                           --------     --------     --------
           Total                           $  121.0     $  102.0     $   92.9
                                           ========     ========     ========

Depreciation & Amortization
      Americas                             $    7.4     $    7.9     $    6.8
      Europe                                    7.2          8.0          8.3
      Asia                                      9.8          8.1          5.9
      Corporate and Tradico (U.S.)              0.8          0.8          0.2
                                           --------     --------     --------
           Total                           $   25.2     $   24.8     $   21.2
                                           ========     ========     ========

                                               2000         1999         1998
                                             --------     --------     --------
Segment Profitability
       Americas                              $  23.3      $  33.4      $  33.5
        Europe                                  13.7         15.6         11.9
        Asia                                    40.2         33.0         28.2
        Corporate and Tradico (U.S.)           (15.1)       (14.6)       (14.3)
                                             --------     --------     --------
           Total                                62.1         67.4         59.3
      Provisions for restructuring              (1.4)         -           (3.0)
      Gain on sale of property                   -            2.3          -
      Interest expense                          (3.0)        (8.0)       (12.0)
      Other income/(expense), net                9.2          8.7        (10.1)
                                             --------     --------     --------
           Earnings before Income Taxes      $  66.9      $  70.4      $  34.2
                                             ========     ========     ========

Capital Expenditures
      Americas                               $  11.9      $  11.1      $  16.7
      Europe                                     4.6          5.6          7.7
      Asia                                       4.4          9.1         19.5
      Corporate and Tradico (U.S.)               1.4          0.1          0.7
                                             --------     --------     --------
           Total                             $  22.3      $  25.9      $  44.6
                                             ========     ========     ========

Total Assets
      Americas                               $ 175.5      $ 169.3      $ 188.7
      Europe                                    93.5        116.0        139.7
      Asia                                     162.2        144.5        132.5
      Corporate and Tradico (U.S.)             150.4        143.7        117.5
                                             --------     --------     --------
           Total                             $ 581.6      $ 573.5      $ 578.4
                                             ========     ========     ========


     Net sales and total assets for each of the Company's businesses were assigned to the geographic area where that business is located. The Company's operations are predominantly located outsidethe United States with subsidiaries located in 17 foreign countries on four continents. No single customer accounted for more than 10% of sales. Net sales attributed to South Korea were $288.2, $238.8 and $281.4 in the years ended August 31, 2000, 1999 and 1998, respectively. Net sales attributed to Mexico were $145.5, $154.3 and $162.0 in the years ended August 31, 2000, 1999 and 1998, respectively. Net sales attributable to an individual country, other than South Korea and Mexico, were not material for disclosure. Net property, plant and equipment attributed to South Korea were $42.8 and $43.4 in the years ended August 31, 2000 and 1999, respectively. Net property, plant and equipment attributable to an individual country, other than South Korea, were not material for disclosure.

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

     The following summarizes the notional transaction amounts, carrying amounts and fair values for all outstanding derivatives, by risk category and instrument type, at August 31:


                                                2000                              1999
                                    ----------------------------     -----------------------------
                                    Notional  Carrying    Fair       Notional  Carrying     Fair
                                     Amount    Amount     Value       Amount    Amount      Value
                                    --------  --------  --------     --------  --------   --------
Foreign Currency:
  Forwards                           $  6.3    $ (0.1)   $ (0.2)      $  7.3    $  -       $ (0.1)
  Options                               -         -         -            -         -          -
                                    --------  --------  --------     --------  --------   --------
                                        6.3      (0.1)     (0.2)         7.3       -         (0.1)
                                    --------  --------  --------     --------  --------   --------
Commodity Price:
  Futures                               1.2       -         0.1          4.1       -         (0.2)
  Options                               0.1       -         -            0.5       -          -
                                    --------  --------  --------     --------  --------   --------
                                        1.3       -         0.1          4.6       -         (0.2)
                                    --------  --------  --------     --------  --------   --------
Total of outstanding derivatives     $  7.6    $ (0.1)   $ (0.1)      $ 11.9    $  -       $ (0.3)
                                    ========  ========  ========     ========  ========   ========

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

     Nonderivative Financial Instruments - Nonderivative financial instruments include cash and cash equivalents, short-term investments, and short-term and long-term debt. Due to the nature of cash equivalents, short-term investments and short-term debt, carrying amounts on the balance sheet approximate fair value. At August 31, 2000 and 1999, the fair value of long-term debt was $10.8 and $13.5, respectively, compared to its carrying value of $11.1 and $13.9, respectively. Agribrands has long-term debt in numerous countries under a variety of terms and arrangements. The fair value of the Company's long-term debt has been estimated using quoted market prices for borrowing arrangements that are the same or similar to the major components of its long-term debt.

6.   INCENTIVE COMPENSATION PLANS

     Under terms of the Company's 1998 incentive stock plan, officers, directors and employees may be granted non-qualified stock options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The plan also authorizes the issuance of stock appreciation rights (SARs) settled by cash payment. Options and SARs generally vest over five years and have a maximum term of 10 years. A total of 0.8 million shares were available for future awards under the plan at August 31, 2000.

     There were 165,250 and 161,750 SARs outstanding at August 31, 2000 and 1999, respectively. The Company recognizes compensation expense for SARs based on the amount that the Company's common share price exceeds the exercise price and the percentage of vesting. The Company recognized compensation (income)/expense for SARs of $(0.1) and $0.7 in the years ended August 31, 2000 and 1999, respectively. No compensation expense was recognized for SARs in 1998 because the exercise prices of the SARs were greater than the year-end market price of the common shares.

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

                                            2000        1999       1998
                                          --------    --------   --------
Reported net earnings                      $ 45.0      $ 44.0     $ 13.8
Pro forma net earnings                       41.4        40.5       12.8

Reported diluted earnings per share        $ 4.33      $ 4.11     $ 1.29
Pro forma diluted earnings per share         3.99        3.78       1.20

     The fair value of options granted (which is amortized to expense over the options vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                      2000      1999      1998
                                                    --------  -------  --------
Risk-free interest rate                                6.7%      4.6%      5.7%
Expected life of option                             7 years   8 years  9 years
Expected volatility of Agribrands stock               30.0%     35.0%     30.0%
Expected dividend yield on Agribrands stock            0.0%      0.0%      0.0%

     The weighted average fair value of options granted during 2000, 1999 and 1998 is as follows:


                                                      2000      1999      1998
                                                   ---------  -------  ---------
Fair value of each option granted                  $   20.04  $ 10.85    $ 18.62
Total number of options granted                       23,500  646,250  1,122,500
                                                   ---------  -------  ---------
Total fair value of options granted (in millions)  $     0.5  $   7.0     $ 20.9
                                                   =========  =======  =========

     The following summarizes stock option plan activity during the year ended August 31:


                                             2000                     1999                      1998
                                     --------------------     ----------------------     ----------------------
                                                 Weighted                  Weighted                    Weighted
                                                 Average                    Average                     Average
                                                 Exercise                  Exercise                    Exercise
                                      Options      Price        Options       Price        Options       Price
                                     ----------  --------     ----------  ----------     ----------  ----------

Outstanding at beginning of year     1,749,750   $  31.14     1,115,000   $  36.43            -      $    -
  Granted                               23,500      41.94       646,250      22.00       1,122,500       36.41
  Exercised                               (750)     30.06        (1,500)     30.06            -           -
  Cancelled                            (10,000)     31.25       (10,000)     29.85          (7,500)      34.25
                                     ----------               ----------                 ----------
Outstanding at end of year           1,762,500   $  31.29     1,749,750   $  31.14       1,115,000   $   36.43
                                     ==========               ==========                 ==========
Options exercisable at year end          1,500   $  30.06          -          -               -           -
                                     ==========               ==========                 ==========


     A summary of stock options currently outstanding and exercisable at August 31, 2000 is presented below:

                        Options Outstanding                 Options Exercisable
             -----------------------------------------      -------------------
                            Wtd. Avg.        Wtd. Avg.                Wtd. Avg.
Range of                    Remaining         Exercise                Exercise
Prices        Number          Life            Price         Number       Price
---------    ---------  -------------------  ---------      ------    ---------

$20 - $29      624,000       8 years           $ 21.69         500    $  21.69
$30 - $39    1,116,000       8 years           $ 36.44       1,000    $  34.25
$40 - $49       22,500       9 years           $ 41.94         -      $    -
             ---------                                      ------
$20 - $49    1,762,500       8 years           $ 31.29       1,500    $  30.06

7.   PENSION PLANS

     Certain foreign employees are covered by defined benefit pension plans, some of which are required by local law or coordinated with government-sponsored plans. These plans generally provide retirement or severance benefits based on years of service and compensation. In addition, substantially all U.S. administrative employees participate in the Company's defined contribution plan. The Company does not provide other postretirement defined benefits.

     Total  pension  expense  is  presented  below for the  Company's  principal
defined  benefit   pension  plans  (all  foreign)  and  the  Company's   defined
contribution plans for the three years ended August 31:



                                                               2000       1999      1998
                                                              ------     ------    ------
Defined benefit plans
     Service cost for benefits earned during the year         $ 2.0      $ 1.6     $ 1.6
     Interest cost on projected benefit obligation              2.1        2.0       2.3
     Assumed return on plan assets                             (1.9)      (1.6)     (2.6)
     Amortization of:
        Net actuarial (gain)/loss                               0.1        0.1      (0.1)
        Prior service cost                                      0.1        0.1       0.1
        Transition asset                                        -         (0.1)     (0.3)
     Other                                                      0.8        -         -
                                                              ------     ------    ------
Total costs for defined benefit plans                           3.2        2.1       1.0
Defined contribution plans                                      0.2        0.3       0.1
                                                              ------     ------    ------
            Total                                             $ 3.4      $ 2.4     $ 1.1
                                                              ======     ======    ======

     The key actuarial assumptions used in determining annual pension expense for the principal defined benefit plans reflect weighted averages for the component plans. These plans are located in various countries throughout the world, and the assumptions were determined based on local economic conditions in these countries. The assumptions were as follows:

                                                      2000      1999      1998
                                                     ------    ------    ------
Discount rate                                         9.1%      9.2%      9.2%
Rate of increase of future compensation levels        7.3%      7.4%      7.4%
Long-term rate of return on assets                    9.9%      9.9%      9.4%

     The following tables summarize the changes in the projected benefit obligation and the change in fair market value of plan assets for all of the Company's principal defined benefit pension plans for the two years ended August 31:

                                                    2000      1999
                                                   ------    -------
Change in Projected Benefit Obligation (PBO):

PBO, beginning of year                             $ 24.3    $ 20.5
Service cost                                          2.0       1.6
Interest cost                                         2.1       2.1
Employee contributions                                0.2       0.2
Plan amendments                                       -         0.3
Actuarial gain/(loss)                                 2.5       1.3
Benefits paid                                        (5.2      (3.5)
Translation adjustment                                0.4       1.8
                                                   ------    -------
PBO, end of year                                   $ 26.3    $ 24.3
                                                   ======    =======

Change in Plan Assets:

Fair market value, beginning of year               $ 18.5    $ 14.6
Actual return on plan assets                          3.0       1.6
Employer contributions                                2.8       4.0
Employee contributions                                0.2       0.2
Benefits paid                                        (5.1      (3.4)
Translation adjustment                                0.5       1.5
                                                   ------    -------
Fair market value, end of year                     $ 19.9    $ 18.5
                                                   ======    =======

     The following table provides a reconciliation of the funded status of the principal defined benefit plans to the amounts recognized in the balance sheet at August 31:

                                                                2000       1999
                                                               -------   -------
Funded status - plan assets (under)/over benefit obligation    $ (6.4)   $ (5.8)
Unrecognized net loss                                             4.0       3.6
Unrecognized prior service cost                                   0.9       1.0
Unrecognized net asset at transition, net of amortization        (0.2)     (0.4)
                                                               -------   -------
Net pension liability                                          $ (1.7)   $ (1.6)
                                                               =======   =======

     The net pension liability disclosed above does not include balance sheet accruals for unfunded defined benefit plans of $9.0 and $12.3 as of August 31, 2000 and 1999, respectively. These accruals approximate the actuarial present value of vested benefits for these plans or represent accrual amounts that comply with local regulations for required termination payments.

8.   PROVISIONS FOR RESTRUCTURING

     In 2000, Agribrands recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $1.4. These charges provided for the termination of 37 production and administrative employees in connection with the downsizing of Agribrands' operations in France and Colombia. As of August 31, 2000, 22 employees have been terminated in connection with these charges.

     In 1998, Agribrands recorded provisions for restructuring, associated with the streamlining of Agribrands' operations in Europe, which reduced earnings before income taxes by $3.0 and net earnings by $1.7. The restructuring included a $2.2 million pre-tax charge to provide for the severance of approximately 40 employees, all of whom were released by August 31, 1999. The remaining pre-tax restructuring provisions for 1998 were primarily related to impairment charges incurred in connection with the closing of a plant in Italy.

     Components of the provisions for the years ended August 31 are as follows:

                                2000         1999        1998
                                -----        ----        -----
Severance                       $ 1.4        $  -        $ 2.2
Other cash costs                   -            -          0.1
Fixed asset writedown              -            -          0.7
                                -----        ----        -----
                                $ 1.4        $  -        $ 3.0
                                =====        ====        =====

     The following summarizes activity within the restructuring reserves:

                                                 2000      1999      1998
                                               -------    ------    ------
Balance at beginning of year                    $  -      $ 1.3     $ 1.4
Provision during year                             1.4        -        3.0
Spending/fixed asset writedown during year       (0.9)     (1.3)     (3.1)
                                               -------    ------    ------
Balance at end of year                          $ 0.5     $  -      $ 1.3
                                               =======    ======    ======


9.   OTHER (INCOME)/EXPENSE, NET

                                        2000        1999       1998
                                      --------    --------    -------
Foreign exchange (gain)/loss          $  (0.1)    $   1.5     $ 12.8
Investment income                        (9.1)      (10.2)      (5.2)
Financing fees                            -           -          2.5
                                      --------    --------    -------
                                      $  (9.2)    $  (8.7)    $ 10.1
                                      ========    ========    =======

     In 1998, the Company incurred a $2.5 charge for fees associated with a three-year committed credit facility the Company elected to cancel before any funds were borrowed.

10.  INCOME TAXES

     The provisions for income taxes consisted of the following for the years ended August 31:

                                                              2000          1999          1998
                                                            --------     ---------     ---------
Currently payable:
     United States                                           $  3.1       $   2.1       $   1.7
     Foreign                                                   12.3          16.7          19.1
     Taxes on repatriation of foreign earnings                  4.1           5.7           4.7
                                                            --------     ---------     ---------
        Total current                                          19.5          24.5          25.5
                                                            --------     ---------     ---------
Deferred:
     United States                                             (2.9)          0.3          (0.2)
     Foreign                                                    5.3           1.6          (4.9)
                                                            --------     ---------     ---------
        Total deferred                                          2.4           1.9          (5.1)
                                                            --------     ---------     ---------
                                                             $ 21.9       $  26.4       $  20.4
                                                            ========     =========     =========

The source of pre-tax earnings was:
                                                              2000          1999          1998
                                                            --------     ---------     ---------
     United States                                           $ 26.2       $   6.2       $   1.2
     Foreign                                                   40.7          64.2          33.0
                                                            --------     ---------     ---------
        Total                                                $ 66.9       $  70.4       $  34.2
                                                            ========     =========     =========

     A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

                                                              2000          1999          1998
                                                            --------     ---------     ---------
Computed tax at federal statutory rate                       $ 23.4       $  24.6       $  12.0
Increases (decreases) in taxes resulting from:
  Foreign tax rates other than domestic rate                   (2.0)         (3.1)         (2.7)
  Taxes on repatriation of foreign earnings                     4.1           5.7           4.7
  U.S. foreign tax credits                                     (3.0)         (4.0)         (2.0)
  Provision for valuation allowance*                           (3.7)          0.2           3.0
  Incremental taxes allocated by Ralston                        -             -             1.1
  Other, net                                                    3.1           3.0           4.3
                                                            --------     ---------     ---------
                                                             $ 21.9       $  26.4       $  20.4
                                                            ========     =========     =========

* The provision for valuation allowance will not necessarily equal the change in valuation allowance due to the effect of changes in exchange rates.

     At August 31, deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

                                                       2000        1999
                                                     --------    --------
Deferred Tax Liabilities:
     Depreciation and property differences           $   6.3     $   7.1
     Inventory differences                               5.4         4.5
     Retirement plans                                    0.9         3.4
     Other tax liabilities, current                      0.2         0.6
     Other tax liabilities, non-current                 12.4        10.1
                                                     --------    --------
        Gross deferred tax liabilities               $  25.2     $  25.7
                                                     --------    --------

Deferred Tax Assets:
     Tax loss carryforwards                          $ (12.1)    $ (11.2)
     Accrued expenses                                   (5.8)       (7.2)
     Depreciation and property differences              (4.6)       (6.3)
     Tax credits                                        (2.5)       (6.1)
     Other tax assets, current                          (3.4)       (7.3)
     Other tax assets, non-current                      (3.1)       (3.6)
                                                     --------    --------
        Gross deferred tax (assets)                  $ (31.5)    $ (41.7)
                                                     --------    --------
     Valuation allowance                                13.3        19.7
                                                     --------    --------
Net deferred tax liabilities                         $   7.0     $   3.7
                                                     ========    ========

     Approximately $0.1 of tax loss carryforwards and tax credits expired in 2000. Future expiration of tax loss carryforwards and tax credits, if not utilized, are as follows: 2001 - $0.2, 2002 - $1.0, 2003 - $2.6, 2004 - $3.5,
2005 - $2.9 and beyond - $4.4. The valuation allowance at August 31, 2000 is primarily attributed to certain tax loss carryforwards generated outside the United States. If it becomes evident that sufficient future taxable income will be available in the tax jurisdictions where these deferred tax assets exist, the Company would release the valuation allowance accordingly.

     In 2000, the Company reversed a $6.8 valuation allowance that was carried against foreign tax credit carryforwards and other deferred tax assets in the United States at August 31, 1999. Due to recently implemented tax planning initiatives, the Company now believes it will generate sufficient foreign source taxable income in the United States to realize a tax benefit for those deferred tax assets.

     At August 31, 2000, approximately $100 of foreign subsidiary net earnings was considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

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

     Had Agribrands' income tax provision been calculated as if Agribrands was a single, stand-alone U.S. taxpayer during periods prior to the Distribution Date, the income tax provision would have been lower by approximately $1.1 in the seven months ended March 31, 1998.

11.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed using the average number of common shares outstanding during the period. Diluted EPS gives effect to the dilution that would occur if stock options were exercised. Basic and diluted EPS computations for the three years ended August 31 follow:


                                                              2000         1999          1998
                                                         ------------  ------------  -----------
  Numerator:
    Net earnings                                          $     45.0    $     44.0   $     13.8
                                                         ============  ============  ===========

  Denominator:
    Weighted average shares outstanding-basic             10,083,706    10,570,405   10,668,571
    Assumed conversion of stock options                      299,461       135,657        -
                                                         ------------  ------------  -----------
    Weighted average shares outstanding-diluted           10,383,167    10,706,062   10,668,571
                                                         ============  ============  ===========

  Basic earnings per share                                $     4.46    $     4.16   $     1.29

                                                         ============  ============  ===========
  Diluted earnings per share                              $     4.33    $     4.11   $     1.29
                                                         ============  ============  ===========

     There were 10,668,571 shares of common stock outstanding at the Distribution Date. The above EPS calculations assume 10,668,571 shares outstanding for all periods prior to the Distribution Date. Stock options to purchase 22,500 and 1,107,500 shares of common stock were outstanding during 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

12.  PREFERRED AND COMMON STOCK

     At August 31, 2000, 10,000,000 shares of $.01 par value preferred stock were authorized and unissued. The Company's Board of Directors is expressly authorized, prior to issuance, to set preferences, voting powers, annual dividend rates (if any) and other terms and conditions relating to the shares.

     The Company has been authorized to issue 50,000,000 shares of $.01 par value common stock as of August 31, 2000. Activity for the Company's common stock for the years ended August 31 is summarized below:

                                                         2000            1999            1998
                                                      -----------     -----------     ----------
  Common Stock Issued
  Common stock issued at beginning of year            10,667,911      10,668,571           -
    Distribution to Ralston's shareholders                 -               -          10,668,571
    Shares cancelled                                       -                (660)          -
                                                      -----------     -----------     ----------
  Common stock issued at end of year                  10,667,911      10,667,911      10,668,571
                                                      -----------     -----------     ----------

  Common Stock in Treasury
  Treasury stock at beginning of year                   (288,606)          -               -
    Treasury stock purchased                            (566,204)       (288,848)          -
    Shares issued under stock plans                          750             242           -
                                                      -----------     -----------     ----------
  Treasury stock at end of year                         (854,060)       (288,606)          -
                                                      -----------     -----------     ----------

  Common Stock Outstanding                             9,813,851      10,379,305      10,668,571
                                                      ===========     ===========     ==========

     On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands common stock in open market transactions for general corporate purposes. At August 31, 2000, there were 1,144,948 shares available for repurchase under this authorization.

     On March 19, 1998, the Board of Directors declared a dividend of one share purchase right ("Right") for each outstanding share of common stock. Each Right entitles a shareholder of Agribrands stock to purchase an additional share of Agribrands common stock at an exercise price of $125.00, subject to antidilution adjustments. Rights, however, may only be exercised if a person or group has acquired, or commenced a public tender for, 20% or more of the outstanding Agribrands common stock, unless the acquisition is pursuant to a tender or exchange offer for all outstanding shares of Agribrands common stock and a majority of the Board of Directors determines that the price and terms of the offer are adequate and in the best interests of shareholders (a "Permitted Offer"). At the time that 20% or more of the outstanding Agribrands common stock is actually acquired (other than in connection with a Permitted Offer), the exercise price of each Right will be adjusted so that the holder (other than the person or member of the group that made the acquisition) may then purchase a share of Agribrands common stock at one-third of its then current market price. If the Company merges with any other person or group after the Rights become exercisable, a holder of a Right may purchase, at the exercise price, common stock of the surviving entity having a value equal to twice the exercise price. If the Company transfers 50% or more of its assets or earnings power to any other person or group after the Rights become exercisable, a holder of a Right may purchase, at the exercise price, common stock of the acquiring entity having a value equal to twice the exercise price.

     The Company can redeem the Rights at a price of $.01 per Right at any time prior to the time a person or group actually acquires 20% or more of the outstanding Agribrands common stock (other than in connection with a Permitted Offer). In addition, following the acquisition by a person or group of at least 20%, but not more than 50%, of the outstanding Agribrands common stock (other than in connection with a Permitted Offer), the Company may exchange each Right for one share of Agribrands common stock. The Company's Board of Directors may amend the terms of the Rights at any time prior to the time a person or group acquires 20% or more of the outstanding Agribrands common stock (other than in connection with a Permitted Offer), and may amend the terms to lower the threshold for exercise of the Rights. If the threshold is reduced, it cannot be lowered to a percentage which is less than 10%, or, if any shareholder holds 10% or more of the outstanding Agribrands common stock at that time, the reduced threshold must be greater than the percentage held by that shareholder. The Rights will expire on March 31, 2008.

13.  RELATED PARTY ACTIVITY

     Prior to the Distribution Date, the Agribrands Businesses and RPI Consumer shared some general and administrative functions and distributed some product through a combined distribution network. Costs of these shared activities were allocated to the Company based on utilization or other methods which management believes to be reasonable. Total costs of these shared activities were $22.1 in the seven months ended March 31, 1998. Of such costs, allocations to Agribrands were $19.1.

14.  LEGAL AND ENVIRONMENTAL MATTERS

     The Company is subject to legal proceedings and claims arising out of its business that cover a wide range of matters, including trade regulation, contracts, environmental issues, product liability, patent and trademark matters, and taxes.

     In September of 2000, a shareholder suit was filed in the Circuit Court of St. Louis County, Missouri against the Company and the individual members of the Board of Directors alleging that the Directors failed to carry out their fiduciary duties in recommending the merger with Ralcorp Holdings, Inc. The suit requests: (i) the certification of a class consisting of all of the shareholders, (ii) injunctive relief, (iii) attorneys fees and expenses, and
(iv) such other relief that the Court deems appropriate. Agribrands has responded by denying the allegations. The Company believes it has adequate insurance coverage for damages in excess of $2,500,000. The Company is responsible for the costs of defense up to the deductible.

     In August, 1999, Agribrands (together with Cargill, Incorporated, The Iams Company and by subsequent amended pleading Carl S. Akey, Inc., Ralston Purina Company and Ralcorp Holding, Inc.) have joined the case by further subsequent amended pleading) filed a complaint in the U.S. District Court for the Northern District of Illinois against F. Hoffman-LaRoche Ltd., Hoffman LaRoche Inc., Roche Vitamins Inc., BASF Aktiengesellschaft, BASF Corporation, Rhone-Poulenc S.A., Rhone-Poulenc Inc., Rhone-Poulenc Animal Nutrition Inc., Lonza A.G., Lonza, Inc., Takeda Chemical Industries, Ltd., Takeda Vitamin & Food USA, Inc., EISAI Co. Ltd., EISAI Corporation of North America, EISAI U.S.A. Inc. DAIICHI Pharmaceutical Co., Ltd., DAIICHI Fine Chemicals, Inc., Chinook Group Limited, Chinook Group, Inc., DuCoa, L.P., E. I. Dupont De Nemours and Company, DCV Inc., Bioproducts, Inc., Roland Bronnimann, Kuno Sommer, John W. Kennedy, Robert

Samuelson, Lindell Hilling, J. L. (Pete) Fischer and Antonio Felix. The complaint alleges that the defendants conspired globally to fix the prices of vitamins and allocate customers in support of such arrangement in violation of the U.S. antitrust laws. The defendants have admitted in criminal proceedings to participating in such practices. Agribrands believes that it will be successful in recovering damages arising from these practices. When the Company will prevail and the amount of recoverable damages is difficult to determine due to the multiple variables which will influence the determination of damages such as period of time covered, percent of overcharge, purchasing entity, as well as other issues and defenses which may be asserted by the defendants. As of August 31, 2000, the Company has not recognized any gain in its financial statements for this matter.

     In October of 1997, Agribrands' wholly owned subsidiary, Agribrands Philippines, Inc. (formerly Purina Philippines, Inc) ("API"), applied for renewal of a warehouse license to store corn and rice and by-products therefrom at its Pulilan facility. The Philippine National Food Authority ("NFA"), the governmental agency that administers the Philippines laws and regulations governing the corn and rice industry, advised API by letter dated October 31, 1997, that its license renewal application was denied. The letter cites Philippines' legislation and regulations that indicates that businesses operating in the corn and rice industry cannot have more than 40% foreign ownership. Since the NFA believes that API is in the corn and rice industry, they have requested API to file a divestment plan in order to comply with the 40% maximum foreign ownership requirement. API has appealed the denial of its license renewal, and on January 23, 1998, API received notification that it may operate its warehouse under a "provisional permit" pending the resolution of the appeal.

     In March of 2000, the Philippines adopted an act which repealed the law restricting foreign participation in the corn and rice milling industry. The effect of this act should moot the NFA action against API. API through its counsel has filed a letter requesting confirmation from the NFA that it would drop its proceedings against API as a result of this change in the law. To date, API has not received a response from the NFA to its request. If the NFA were to pursue its requirement for divestment, API would pursue its rights through the Philippine legal system.

     Even if the API was required to file a divestiture plan, it is expected, based on previous case precedents, that a plan would be approved that would permit the necessary divestiture over a substantial period of time.

     Various tax, record keeping and labor claims have been asserted against the Agribrands business in Brazil. The claims arose principally from monetary corrections made in connection with the institution of economic plans by prior Brazilian administrations to control inflation and other statutory filing requirements.

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

15.  OTHER CONTINGENCIES AND COMMITMENTS

     Guarantees - At August 31, 2000, Agribrands had third party guarantees outstanding in the aggregate amount of approximately $7.3. These guarantees relate to financial arrangements with customers, suppliers and other business relations.

     Other Commitments - Future minimum rental commitments under noncancellable operating leases in effect as of August 31, 2000 were: 2001 - $2.1, 2002 - $1.8, 2003 - $1.5, 2004 - $1.0, 2005 - $0.4 and thereafter - $0.5. Total rental expense for all operating leases was $6.8 in 2000, $6.2 in 1999 and $7.1 in 1998.

16.  NOTES PAYABLE

     Notes payable of $27.8 and $18.5 at August 31, 2000 and 1999, respectively, had a weighted average interest rate of 9.0% and 10.3%, respectively. At August 31, 2000, substantially all notes payable are denominated in local currencies and are due to banks. Compensating balance arrangements ensure future credit availability and do not restrict the withdrawal of funds. Under these arrangements, Agribrands maintained compensating bank balances of $3.9 and $5.3 at August 31, 2000 and 1999, respectively.

     On August 31, 2000, total unused uncommitted lines of credit to affiliates of Agribrands were approximately $190.

17.  LONG-TERM DEBT

     The detail of long-term debt as of August 31 follows:

                                                                            2000      1999
                                                                          --------   -------
Korean subsidiary, interest rate of 8.9%; due 2002                         $  7.1    $  6.7

Italian subsidiary, interest rate of 4.1% and 3.2% at August 31, 2000
and 1999, respectively; due in annual installments through 2004               2.1       2.5

Italian subsidiary, interest rate of 3.35% at August 31, 1999                 -         1.6

Other long-term debt with interest rates ranging from 1.0% to 19.5%
                                                                              1.9       3.1
                                                                          --------   -------
                                                                             11.1      13.9
Less: Current Maturities                                                     (0.4)     (2.4)
                                                                          --------   -------
                                                                           $ 10.7    $ 11.5
                                                                          ========   =======

     Aggregate maturities of long-term debt are $8.3, $1.1, $0.8 and $0.1 for each of the years ending August 31, 2002 through 2005, respectively.

18.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                 August 31
                                                           -------------------
                                                            2000       1999
                                                           --------   --------
Receivables (current)
     Trade                                                 $  71.8    $  69.1
     Value added tax                                           5.3        5.1
     Other                                                    10.4       14.2
     Allowance for doubtful accounts                         (12.1)     (11.4)
                                                           --------   --------
                                                           $  75.4    $  77.0
                                                           ========   ========
Inventories
     Raw materials and supplies                            $  77.0    $  61.1
     Finished products                                        19.6       20.2
                                                           --------   --------
                                                           $  96.6    $  81.3
                                                           ========   ========
Investments and Other Assets
     Goodwill (net of accumulated amortization of          $  27.1    $  29.1
         $8.6 in 2000 and $6.5 in 1999)
     Investments in affiliated companies                       7.0        6.3
     Cash surrender value of key man life insurance           10.0        5.0
     Long-term receivable for value added tax                  4.3        4.6
     Deferred charges and other assets                        11.1        6.3
                                                           --------   --------
                                                           $  59.5    $  51.3
                                                           ========   ========
Property, Plant and Equipment - net
     Land                                                  $  11.9       11.8
     Buildings                                                79.4       81.9
     Machinery and equipment                                 250.8      249.1
     Construction in progress                                  9.6        3.5
                                                           --------   --------
                                                             351.7      346.3
     Accumulated depreciation                               (183.3)    (172.3)
                                                           --------   --------
                                                           $ 168.4     $174.0
                                                           ========   ========
Accounts Payable and Accrued Liabilities
     Trade accounts payable                                $  72.2    $  75.2
     Incentive compensation, salaries and vacations           14.2       15.4
     Restructuring reserves                                    0.5        -
     Other items                                              29.1       34.5
                                                           --------   --------
                                                           $ 116.0     $125.1
                                                           ========   ========

                                                                 August 31
                                                           -------------------
                                                            2000       1999
                                                           --------   --------
Other Liabilities
     Retirement and other employee benefits                $  14.6    $  18.1
     Minority interests                                        2.0        2.1
     Other                                                     2.7        3.0
                                                           --------   --------
                                                           $  19.3    $  23.2
                                                           ========   ========


19.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                           2000      1999       1998
                                                         --------  --------  ---------
Balance, beginning of year                                $ 11.4    $ 10.4    $   9.8
Provision charged to expense                                 1.3       3.6        6.4
Write-offs, less recoveries                                 (0.5)     (2.4)      (4.0)
Translation adjustment                                      (0.1)     (0.2)      (1.8)
                                                         --------  --------  ---------
Balance, end of year                                      $ 12.1    $ 11.4    $  10.4
                                                         ========  ========  =========


20.  SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION
                                             2000      1999       1998
                                           --------  --------  ---------
Interest paid                               $  2.9    $  8.6    $  11.8
                                           ========  ========  =========
Income taxes paid                           $ 23.3    $ 24.8    $  22.6
                                           ========  ========  =========

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

Fiscal 2000

                                   First       Second      Third      Fourth         Full
                                  Quarter     Quarter     Quarter     Quarter        Year
                                 ----------  ----------  ----------  ----------   -----------

Net sales                         $ 300.9     $ 288.1     $ 301.2     $ 302.9      $ 1,193.1
Gross profit                         53.7        46.4        48.7        48.3          197.1
Net earnings                         13.9        11.0         9.4        10.7           45.0

Diluted earnings per share           1.29        1.04         .92        1.06           4.33

     Third quarter 2000 net earnings were reduced by $1.2 ($.12 per share) due to provisions for restructuring. Fourth quarter 2000 net earnings were reduced by $0.2 ($.02 per share) due to provisions for restructuring.

Fiscal 1999

                                  First        Second        Third      Fourth        Full
                                 Quarter      Quarter       Quarter     Quarter       Year

                                ----------  ------------  -----------  ----------  -----------
Net sales                        $ 332.4      $ 310.7       $ 311.8     $ 306.6     $ 1,261.5
Gross profit                        58.7         50.0          49.9        52.3         210.9
Net earnings                        11.1          7.8          13.5        11.6          44.0

Diluted earnings per share          1.03          .72          1.27        1.08         4.11

     Fourth quarter 1999 net earnings include an after-tax gain on sale of property of $1.2 ($.11 per share).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to the Company's Articles of Incorporation and Bylaws, the Board of Directors consists of from three to twelve individuals, divided into three classes of approximately equal size, each class to be elected for a term of three years. The Company's Board has set the number of directors as seven. The following table sets forth information as to each member of the Company's Board. The director's ages are as of August 31, 2000. Mr. Stiritz serves as Chairman of the Board.

                                Term
      Name            Age      Expires                        Information

David R. Banks         63       2002         Mr.  Banks has been a  director  of  Agribrands  since  April  1998.  He has served as
                                             Chairman of the Board and Chief Executive Officer,  Beverly Enterprises,  Inc. (health care  services)  since  1990.  Mr.  Banks  is also a  director  of  Nationwide  Health
                                             Properties, Inc. and Ralston Purina Company.

Jay W. Brown           55       2002         Mr.  Brown has been a  director  of  Agribrands  since  April  1998.  He has served as
                                             Principal in Westgate Group,  LLC (private equity  investment  firm),  responsible for operational  management of portfolio companies since 1998. Mr. Brown was President and
                                             Chief  Executive  Officer,  Protein  Technologies  International,  Inc.  (soy  protein products)  from 1995 to 1998  (acquired  from  Ralston by E. I.  DuPont de Nemours and
                                             Company in 1997) and Vice  President,  Ralston  Purina  Company and Chairman and Chief
                                             Executive  Officer,  Continental  Baking Company (fresh bakery  products) from 1984 to
                                             1995. Mr. Brown is also a director of Jack In The Box Inc.

M. Darrell Ingram      67       2002         Mr.  Ingram has been a director of Agribrands  since April 1998.  He currently  serves as Non-Executive Chairman of First Financial Planners,  Inc. (privately held financial services  company).  Mr.  Ingram  formerly  served as Chairman  of the Board,  Red Fox
                                             Environmental  Services,  Inc.  (pollution  control  services).  Mr.  Ingram is also a director of Ralston Purina Company.

H. Davis McCarty       60       2003         Mr.  McCarty  has been a  director  of  Agribrands  since  April  1998.  He has been a private  consultant for agri business  marketing and strategic  planning since January
                                             1997.  Mr.  McCarty  served as  President,  Consolidated  Nutrition,  a subsidiary  of
                                             Archer Daniels Midland and AGP, Inc. from May 1993 to December 1996.



Joe R. Micheletto      63       2003         Mr.  Micheletto has been a director of Agribrands  since April 1998. He has been Chief
                                             Executive  Officer and President,  Ralcorp  Holdings,  Inc. (food company) since 1994.
                                             Mr. Micheletto is also a director of Energizer Holdings,  Inc., Ralcorp Holdings, Inc.
                                             and Vail Resorts, Inc.

Martin K. Sneider      57       2001         Mr.  Sneider has been a director  of  Agribrands  since  April 1998.  He is an Adjunct
                                             Professor of Retailing at Washington  University in St. Louis,  Missouri.  Mr. Sneider
                                             was President of Edison Brothers Stores,  Inc.  (specialty  retail) from 1987 to 1995.
                                             Mr.  Sneider  is  also a  director  of CPI  Corporation.  Edison  Brothers  filed  for protection  under  Chapter 11 of the Federal  Bankruptcy  Code in  November,  1995 and
                                             emerged from those  proceedings  in September  1997.  Mr.  Sneider had been  President until April, 1995.

William P. Stiritz     66        2001        Mr.  Stiritz  has  served as  Chairman  of the  Board,  Chief  Executive  Officer  and
                                             President of  Agribrands  since April 1998. He has served as Chairman of the Board and
                                             Chairman,  Management Strategy and Finance Committee of Energizer Holdings, Inc. since
                                             April 2000.  Mr.  Stiritz served as Chief  Executive  Officer and  President,  Ralston
                                             Purina  Company,  from 1982 to 1997.  Mr.  Stiritz is Chairman of the Board of Ralcorp
                                             Holdings,  Inc.  and  Ralston  Purina  Company,  and  serves  as a  director  of  Ball
                                             Corporation,  The  May  Department  Stores  Company,  Reinsurance  Group  of  America,
                                             Incorporated, Vail Resorts, Inc. and American Freightways Corporation.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of all the executive officers (9) of Agribrands as of August 31, 2000. All of these officers were elected by the Board and shall serve in such positions until their successors have been duly elected and qualified. There are no family relationships between any of the executive officers.

Name                      Age                Positions

William P. Stiritz         66                Chairman of the Board,  Chief  Executive  Officer and  President of  Agribrands  since
                                             April 1998. Mr. Stiritz joined Ralston in 1963 and served as Chief  Executive  Officer and President of Ralston from 1982 until his retirement in 1997.

David R. Wenzel            37                Chief  Financial  Officer of  Agribrands  since April 1998.  Mr.  Wenzel served as the
                                             Chief Financial  Officer of Ralston's  international  agricultural  products  business since  1996.  He joined  Ralston's  Protein  Technologies  subsidiary  as  Director of
                                             Strategic  Planning in 1993 and in 1994  became  Director of  Corporate  Planning  for
                                             Ralston.  Prior to  joining  Ralston,  Mr.  Wenzel was a Manager,  Tax  Services,  for
                                             PricewaterhouseCoopers LLP in its St. Louis office.


Bill G. Armstrong          52                Chief  Operating  Officer of  Agribrands  since April 1998.  Mr.  Armstrong  served as
                                             Executive  Vice  President  of  Operations  of  Ralston's  international  agricultural products  business during 1997 and Regional Chief Executive  Officer - South Asia from
                                             1995 to 1997. He served as Managing Director of Ralston's  international  agricultural products Philippine operations from 1992 to 1995.

Kim Ki Yong                55                Chief  Operating  Officer - North Asia Region of Agribrands  since April 1998. Mr. Kim served as Regional  Chief  Executive  Officer - North Asia of Ralston's  international agricultural  products  business since 1995 and President and Chief Executive  Officer of Ralston's international agricultural products Korean operations from 1993 to 1995.

Eric M. Poole              55                Executive Vice  President,  Operations and  Manufacturing  since April 2000. Mr. Poole served as Chief  Operating  Officer - Europe Region of  Agribrands  from April 1998 to
                                             April 2000. He served as Vice  President - Americas Region of Ralston's  international agricultural products operations from 1993 to 1995; and as international  agricultural products Regional Chief Executive Officer - Europe from 1995 to 1998.

Michael J. Costello        48                Secretary and General  Counsel of Agribrands  since April 1998. Mr. Costello served as
                                             International  Counsel of Ralston's  international  animal and human foods  businesses from 1989 to 1998.

Robert W. Rickert, Jr.     49                Treasurer  of  Agribrands  since  April  1998.  Mr.  Rickert  served  as  Director  of
                                             International  Financial  Services of Ralston's  international  agricultural  products business from 1990 to 1998;  and Director of  International  Finance - Latin  America,
                                             Middle East,  and Africa of Ralston's  international  agricultural  products  business from 1988 to 1992.

Douglas W. Faust           39                Vice  President and  Controller of Agribrands  since March 2000.  Mr. Faust had served as  Controller  of  Agribrands  since  April  1998.  He  served as  Controller  of the international  agricultural  products  business  of Ralston  Purina from April 1997 to
                                             April 1998. Mr. Faust was Manager of Corporate  Accounting  with the Kellwood  Company from 1992 to April 1997.


John H. Ritzen             45                Vice President,  Market Operations and Business  Development of Agribrands since March
                                             2000. Mr. Ritzen had served as Vice  President and Director of Strategic  Alliances of
                                             Agribrands  since April 1998.  He served as Vice  President  and Director of Strategic
                                             Alliances for the international  agricultural products business of Ralston Purina from
                                             September  1997 to April 1998.  Prior to that he held the  position of Vice  President
                                             and  Managing  Director,   Asia/Pacific  for  Protein  Technologies  International,  a
                                             subsidiary of E. I. DuPont de Nemours and Company, from August 1995 to September 1997.


BOARD OF DIRECTORS - COMMITTEES

                                                                    Nominating &
              Board Member                 Board        Audit       Compensation
--------------------------------------------------------------------------------
David R. Banks                                 X          X*              X
Jay W. Brown                                   X          X               X
M. Darrell Ingram                              X          X               X*
H. Davis McCarty                               X          X               X
Joe R. Micheletto                              X          X
Martin K. Sneider                              X          X               X
William P. Stiritz                             X*

Meetings held in fiscal year 2000              6          2               1

*Chairperson

AUDIT COMMITTEE REPORT

     The Audit Committee of the Board of Directors of Agribrands is comprised of six non-employee directors. Under newly adopted rules of the New York Stock Exchange, a director is prohibited from serving on the Audit Committee, who is employed as an executive of another corporation where any of the Company's executives serves on that corporation's Compensation Committee. Mr. Stiritz currently serves on the Compensation Committee of Ralcorp and Mr. Micheletto is an executive officer of that company. Mr. Stiritz is a principal in Westgate Group, LLC and may have influence over the compensation of Mr. Brown, also a principal of Westgate Group, LLC. The new rules provide that a serving Board member may continue to serve until their current term on the Board expires. The Audit Committee resolved that Messrs. Brown and Micheletto could continue to serve on the Audit Committee until the expiration of their current terms ending in January, 2002 and in January, 2003, respectively. The remaining four Audit Committee members are independent.

     The Audit Committee has a written charter which was amended this fiscal year. The charter is included as an appendix to this document.

     During  meetings  of  the  Audit  Committee,  the  Committee  reviewed  and discussed the audited financial statements with management and PricewaterhouseCoopers. The Audit Committee believes that management maintains an effective system of internal controls which results in fairly presented financial statements. Based on these discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements for fiscal year 2000 be included in Agribrands Annual Report on Form 10-K.

     The  discussions  with  PricewaterhouseCoopers  also  included  the matters required by Statement on Accounting Standards No. 61. The Audit Committee received from PricewaterhouseCoopers written disclosures and the letter regarding its independence as required by Independence Standards Board Standard No. 1. This information was discussed with PricewaterhouseCoopers.

     The Audit Committee of Agribrands International, Inc.:

         David R. Banks                  H. Davis McCarty
         Jay W. Brown                    Joe R. Micheletto
         M. Darrell Ingram               Martin K. Sneider

     Nominating & Compensation Committee: Recommends to the Board nominees for election as directors and executive officers. Makes recommendations to the Board regarding election of directors to positions on committees of the Board and compensation and benefits for directors. Sets the compensation of all corporate officers and administers the Agribrands Non-Qualified Deferred Compensation Plan and the Incentive Stock Plan, including the granting of awards under the latter plan. Reviews the competitiveness of management compensation and benefit programs, and principal employee relations policies and procedures. All members are non-employee directors.

Director Compensation & Attendance

     Employee directors receive no compensation other than their normal salary for serving on the Board or its Committees. Non-employee directors receive the following fees for their service on the Board:

     o    Annual Retainer: $20,000

     o    Fee for Each Board Meeting: $1,000

     o    Fee for Each Committee Meeting: $1,000

     Directors can elect to have these amounts paid in cash, or defer payment until their retirement under the terms of the Deferred Compensation Plan. Under that Plan, any non-management director may elect to defer, with certain limitations, all retainers and fees until retirement or other termination of his directorship. Deferrals may be made in various investment options which mirror the performance of the investment funds offered by the Company's Savings Investment Plan.

     The Company also pay the premiums on directors' and officers' liability and travel accident insurance policies insuring directors.

     During fiscal year 2000, all directors attended 75% or more of the Board and Committee meetings on which they served.

ITEM 11. EXECUTIVE COMPENSATION

INTRODUCTION AND SUMMARY

     The following tables and narrative text discuss the compensation paid in fiscal year 2000 to the Named Executive Officers, i.e., the Company's Chief Executive Officer and President, and the Company's four other most highly compensated officers (collectively, the "Named Executive Officers").

     The Summary Compensation Table set forth below also summarizes compensation received by the Named Executive Officers from the date of the spin-off of the Company by Ralston Purina Company on April 1, 1998 through the end of the fiscal year 1998, that is, for five months rather than for a full fiscal year. Annualized salaries, i.e., the salary amounts which would have been paid to the Named Executive Officers had they been paid for a full year at the rates in effect from the spin-off date through the end of the fiscal year, are reflected in the "Salary" column.

     The full amount of bonuses the Company paid at the end of fiscal year 2000 is reflected in the "Bonus" column. Management has not attempted to pro rate bonuses based on the relationship between the period before the spin-off and the period after the spin-off.


                                                  SUMMARY COMPENSATION TABLE
                                                                                                Long Term
                                                                                               Compensation
                                                      Annual Compensation                        (Awards)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                Securities
                                                                         Other Annual           Underlying       All Other
          Name and                                                       Compensation            Options       Compensation
     Principal Position        Year         Salary ($)    Bonus ($)            ($)                    (#)         ($)(1)
--------------------------------------------------------------------------------------------------------------------------------
William P. Stiritz             2000        $    -         $    -        $ 72,082 (2)                   0       $291,580
Chairman of the Board,         1999        $    -         $    -        $ 67,220                 500,000       $309,186
Chief Executive Officer        1998        $    -         $    -        $ 30,593               1,000,000         $    -
and President

Bill G. Armstrong              2000        $238,333       $157,300      $    -                         0       $ 19,188
Chief Operating Officer        1999        $220,000       $143,000      $    -                    25,000       $ 16,292
                               1998        $200,000       $150,000      $    -                    10,000       $  2,423

Ki Yong Kim                    2000        $188,917 (3)   $116,020      $ 60,925 (3)(4)            5,000       $148,238 (3)
Chief Operating Officer        1999        $150,299       $ 99,968      $ 53,532                   5,000       $239,976
North Asia Region              1998        $117,036       $100,000      $ 28,468                  10,000       $ 38,568

Eric M. Poole                  2000        $195,227 (5)   $ 83,200      $ 42,433 (6)                   0       $ 17,200
Executive Vice President       1999        $239,828       $100,000      $161,227                   2,500       $ 12,238
Operations and                 1998        $211,753       $ 70,000      $133,364                   5,000       $  2,696
Manufacturing

David R. Wenzel                2000        $178,750       $ 99,825      $    -                         0       $ 15,711
Chief Financial Officer        1999        $165,000       $ 82,500      $    -                    25,000       $ 11,586
                               1998        $150,000       $ 90,000      $    -                    10,000       $  1,650


(1)  The amounts shown in this column consist of the following:


     (i)  Matching contributions under the Company's Savings Investment Plan:

          o    Mr. Armstrong, $3,320

          o    Mr. Poole, $5,160

          o    Mr. Wenzel, $2,316

     (ii) Matching contributions under the Company's Non-Qualified Deferred Compensation Plan:

          o    Mr. Armstrong, $7,868

          o    Mr. Poole, $4,040

          o    Mr. Wenzel, $5,395

     (iii)Profit sharing  contributions  under the Company's Savings  Investment
          Plan:

          o    Mr. Armstrong, $8,000

          o    Mr. Poole, $8,000

          o    Mr. Wenzel, $8,000

     (iv) Severance accrual for Mr. Kim for 2000 pursuant to certain severance arrangements described in detail on page 72 under the heading "Severance Plan."

     (v) Key Man Life Insurance premiums in the amount of $5,000,000 paid on the life of Mr. Stiritz having a potential value under certain funding and actuarial assumptions of $285,622. This $102 million insurance policy was entered into to provide Agribrands with flexibility to respond to any crises or perceived crises that might arise upon the unexpected death of the Company's Chief Executive Officer, especially given the attention placed on the significance of his role at the time of the Spin-off. The split-dollar program allows additional funding within the program to accrue without tax and may provide a cash-value benefit to Mr. Stiritz at the end of the program. The potential value to Mr. Stiritz was computed using a formula required for disclosure purposes, but, without additional funding by us, it is not certain whether any benefit will actually accrue. Any potential future benefit for Mr. Stiritz (in the form of cash value at the end of year seven of the program), will be dependent on investment earnings within the program and additional funding by Agribrands, if any. The amount shown for 1999 has been revised from the amount originally presented, to reflect changes in management's assumptions as to its future funding under the insurance policy. In addition, a separate life insurance premium in the amount of $5,958 was paid for Mr. Stiritz.

(2) The amount shown in this item includes $32,150 for a company automobile for Mr. Stiritz.

(3) The amounts shown were converted to U. S. Dollars from South Korean Won using the August 31, 2000 exchange rate of 1108.75 South Korean Won to 1 U.S. Dollar.

(4) The amount shown in this item includes $33,281 of interest foregone on key money deposit on residence for Mr. Kim.

(5) The amount shown includes: (i) salary of $204,027, (ii) $9,025 for the differential in the cost of living between the United States and Spain, and
     (iii) a U.S. paid premium of $13,908 for his undertaking an assignment in a foreign country; and excludes $31,733 tax equalization payment by Mr. Poole for the prior year.

(6) The amount shown in this item (converted to U.S. Dollars from Spanish Pesetas using the August 31, 2000 exchange rate of 187.36 Spanish Pesetas to 1 U.S. Dollar) includes expenses the Company incurred of: (1) $20,919 in connection with personal housing, and (ii) $10,775 in connection expenses related to a company automobile.



STOCK AWARDS

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                            Potential Realizable Value at
                         Number of         % of Total                                         Assumed Annual Rates of
                        Securities        Options/SARs                                        Stock Price Appreciation
                        Underlying         Granted to       Exercise or                       for Option/SAR Term (2)
                       Options/SARs       Employees in       Base Price     Expiration      -----------------------------
Name                    Granted (#)        Fiscal Year       ($/Sh)(1)         Date            5%               10%
----                   ------------       ------------      -----------     ----------      --------         --------
B. G. Armstrong                0                N/A              N/A            N/A               N/A              N/A

K. Y. Kim                  5,000 (3)         12.27%         $41.9375        1/27/10          $131,871         $334,188

E. M. Poole                    0                N/A              N/A            N/A               N/A              N/A

W. P. Stiritz                  0                N/A              N/A            N/A               N/A              N/A

D. R. Wenzel                   0                N/A              N/A            N/A               N/A              N/A



(1)  Market price on date of grant.

(2) Potential realizable value is calculated based on an assumption that the price of the Common Stock appreciates at the annual rates shown (5%, 10%), compounded annually, from the date of grant of option until the end of the option term. The value is net of the exercise price but is not adjusted for the taxes that would be due upon exercise. The Company has elected to illustrate the potential realizable value using 5% and 10% assumed rates of appreciation pursuant to the rules of the SEC. This does not represent management's estimate or projection of future stock prices; actual gains, if any, upon future exercise of any of these options will depend on the actual performance of the Common Stock.

(3)  Stock Appreciation Right granted is 100% exercisable on January 28, 2005.


                        FISCAL YEAR END OPTION/SAR VALUES

     The following table sets forth fiscal year-end option/SAR values. None of the options reflected in the table were exercisable on August 31, 2000, the end of Agribrands fiscal year. No options/SARs were exercised by any of the Named Executive Officers listed below during fiscal year 2000.


                                      Number of Securities                                 Value of Unexercised
                                     Underlying Unexercised                              In-the-Money Options/SARs
                                  Options/SARs at Year-End (#)       Exercise or              at Year-End ($)
                     Grant     -------------------------------       Base Price     ------------------------------
Name                 Date      Exercisable      Unexercisable           ($/Sh)       Exercisable      Unexercisable
----                 -------   -----------      -------------           ------       -----------      -------------
B. G. Armstrong      5/29/98          0              10,000         $ 34.250           $    -         $   55,000

                     9/25/98          0              25,000           21.690                -            451,500

K. Y. Kim            5/29/98          0              10,000           34.250                -             55,000

                     9/25/98          0               5,000           21.690                -             90,300

                     1/28/00          0               5,000          41.9375                -                  0

E. M. Poole          5/29/98          0               5,000           34.250                -             27,500

                     9/25/98          0               2,500           21.690                -             45,150

W. P. Stiritz        5/12/98          0           1,000,000           36.680                -          3,070,000

                     9/25/98          0             500,000           21.690                -          9,030,000

D. R. Wenzel         5/29/98          0              10,000           34.250                -             55,000

                     9/25/98          0              25,000           21.690                -            451,500

GRANTOR TRUST

     The Company has established and funded an irrevocable grantor trust to provide a source of funds to assist it in meeting its obligations under certain employee benefit plans and programs in which the Named Executive Officers, as well as other employees, participate. At the present time, assets of the trust consist primarily of funds deposited with the trustee for investment in investment options which mirror the performance of the investment funds offered by the Company's Savings Investment Plan. If the Company defaults in its funding obligations under the trust, payment of obligations under such plans and programs will immediately accelerate unless the employee elects to defer payment.

CHANGE-IN-CONTROL AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     The Company has entered into Management Continuity Agreements with the Named Executive Officers. The agreements provide that the officers will receive severance compensation in the event of their voluntary or involuntary termination after a change in control of Agribrands. The compensation provided would be in the form of (i) a lump sum payment equal to the present value of continuing their respective salaries and bonuses for a specified period following termination of employment, and (ii) the continuation of other employee benefits for the same period. Due to the uncertainty of the merger with Ralcorp, the Board of Directors reviewed the existing arrangements and approved the enhancement of the severance compensation due upon a change in control. The amended Management Continuity Agreements provide that the compensation payment period for the Named Executive Officers shall be increased from two years to three years in the event of an involuntary termination of employment (including a constructive termination), but remain one year in the event of a voluntary termination of employment, which periods are subject to reduction for periods the relevant individual remains employed following a change in control. The amended Management Continuity Agreements also indemnify the Named Executive Officers from any taxes which may become due under Section 280 G of the United States Internal Revenue Code as a result of a termination following a change in control. No payments would be made if the Officer terminates employment because of death, disability or normal retirement, or for cause. Payments would not continue beyond the Officer's normal retirement date.

     In connection with the proposed merger of Agribrands with Ralcorp which is described above under "Management's Discussion And Analysis Of Financial
Condition And Results Of Operations--Proposed Merger", Messrs. Armstrong and Wenzel were granted three-year employment agreements. The agreements provide that upon the completion of the merger the executive will hold specified positions with the new Holding Company and will be entitled to the following compensation:

o a salary equal to the greater of the executive's current salary or a salary granted by the Holding Company Board of Directors after completion of the merger;

o an annual bonus in an amount that is the greater of their current minimum bonus or a bonus granted by the Holding Company Board of Directors after completion of the merger;

o an executive level benefits program including stock based awards as determined by the Holding Company Board of Directors; and

o participation under such pension plan, health insurance, 401(k) plan, vacation, holiday and other programs in effect from time to time for salaried executives of the Holding Company.

     The employment agreements also provide that the executive may be terminated at any time without "cause" but if such termination occurs prior to the end of the term, the executive will be entitled to receive his base salary, minimum bonuses and employee benefits through the end of the term. Notwithstanding these provisions, the Holding Company will be entitled to terminate any employment agreement immediately and without notice if the executive engages in certain specified conduct, including the refusal, without cause, to perform his assigned duties, the open criticism in the media of the company and the participation in any conduct that the Holding Company Board of Directors determines to be inimical to or contrary to the best interest of the Holding Company. Upon such termination, the Holding Company will be obligated to pay the executive his base salary prorated to the date of the termination event.

     Agribrands existing agreements with its executive officers governing stock options and stock appreciation rights provide that upon a change in control of Agribrands all terms, conditions, restrictions and limitations in effect with respect to any unexercised awards lapse and no other terms and conditions will be applied, and any unexercised, unvested, unearned or unpaid shares become 100% vested. The Company intends to secure the consent of its executive officers to the waiver of the acceleration of these rights in respect of the proposed merger with Ralcorp. Mr. Stiritz has already agreed in writing to waive the acceleration of his stock options in connection with the proposed merger with Ralcorp.

SEVERANCE PLAN

     Agribrands Korean affiliate, in accordance with Korean Labor Law, provides lump sum severance payments to employees upon termination of employment. The Korean affiliate offers an enhanced severance plan for its executive officers in lieu of the Korean-mandated obligation. This severance plan is partially funded. Mr. Kim, as the chief executive officer of the Korean affiliate, participates in this severance plan. His severance accrual is calculated based upon his current salary (consisting of salary, bonus and certain benefits), years of service and a multiplier based on position within the Korean affiliate. For the purpose of calculating this severance benefit, Mr. Kim had, as of August 31, 2000, 27 years of credited service, calculated to the nearest year. Credited service is based upon employment by the Company's Korean affiliate and includes the period the affiliate was owned by Ralston, its former parent corporation. Earnings used in calculating benefits under the severance plan previously described are approximately equal to amounts included in the Salary and Bonus columns in the Summary Compensation Table on page 68. If Mr. Kim's employment with us had been terminated as of the end of fiscal year 2000, his lump-sum severance payment would have been $1,121,173 pursuant to this severance plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                       OWNERSHIP OF AGRIBRANDS SECURITIES

     The table below lists the persons known by us to beneficially own 5% or more of the Company's Common Stock as of November 1, 2000.


            Name and Address of                Number of Shares          % of Shares      Explanatory
             Beneficial Owner                 Beneficially Owned         Outstanding         Notes
            -------------------               ------------------         -----------      -----------
Southeastern Asset Management, Inc.               1,137,384                 11.59%           (A)
6410 Poplar Ave., Suite 900
Memphis, TN  38119

Highbridge Capital Management, LLC                  775,000                  7.90%           (B)
767 Fifth Avenue
New York, NY  10153

Greenlight Capital LLC                              608,400                  6.20%           (C)
420 Lexington Ave., Suite 875
New York, NY  10170

Third Point Management Company
277 Park Avenue, 27th Floor                         505,400                  5.15%           (D)
New York, NY  10019


(A) Based on information contained in Amendment No. 2 to Schedule 13G filed by Southeastern Asset Management, Inc. ("Southeastern"), an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, O. Mason Hawkins, Chairman of the Board and Chief Executive Officer of Southeastern and Longleaf Partners Small-Cap Fund, a series of Longleaf Partners Funds Trust ("Longleaf"), an investment company registered under
     Section 8 of the Investment Company Act of 1940 on February 9, 2000. The reporting persons have reported that, they owned in the aggregate 1,137,384 shares. Southeastern has sole voting power with respect to 101,384 of the shares and shared voting power with Longleaf with respect to 1,015,400 of such shares and no voting power with respect to 20,600 of such shares. In addition, Southeastern has sole dispositive power with respect to 121,984 of such shares and shared dispositive power with Longleaf with respect to 1,015,400 of such shares. Mr. Hawkins has disclaimed beneficial ownership of all 1,137,384 of such shares.

(B) Based on information contained in Schedule 13D filed by Highbridge Capital Management, LLC ("Highbridge Management") and Highbridge Capital Corporation (Highbridge Capital") on August 18, 2000. Each of Highbridge Capital and Highbridge Management has shared voting power over all 775,000 shares and shared dispositive power over all 775,000 shares.


(C) Based on information contained in Schedule 13G which was filed with the SEC on April 14, 2000 by (i) Greenlight Capital LLC ("Greenlight"); (ii) David Einhorn; and (iii) Jeffrey A. Keswin. Messrs. Einhorn and Keswin are principals of Greenlight, which company provides investment management services to private individuals and institutions. Each of Greenlight, Mr. Einhorn and Mr. Keswin have reported that they have sole voting power and sole dispositive power with respect to all 608,400 shares.

(D) Based on information contained in Schedule 13D which was filed with the SEC on September 15, 2000 by Daniel S. Loeb and Third Point Management Company L.L.C ("Third Point"). Each of Mr. Loeb and Third Point has shared voting power over all 505,400 shares and shared dispositive power over all 505,400 shares.

           COMMON STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

                                                         Options
       Directors                          Shares       Exercisable                       % of
          and                          Beneficially       Within                        Shares
   Executive Officers                     Owned          60 Days      Total         Outstanding(A)
----------------------------------------------------------------------------------------------------
David R. Banks                            470              0               470            *
Jay W. Brown                            2,976              0             2,976            *
M. Darrell Ingram                       1,366 (B)          0             1,366            *
H. Davis McCarty                          921 (C)          0               921            *
Joe R. Micheletto                         100              0               100            *
Martin K. Sneider                       1,000              0             1,000            *
William P. Stiritz                     41,155 (D)          0            41,155            *
Bill G. Armstrong                       1,003 (E)          0             1,003            *
Ki Yong Kim                             2,000              0             2,000            *
Eric M. Poole                             750              0               750            *
David R. Wenzel                           725              0               725            *

All Officers and Directors             52,836              0            52,836            *

     "Beneficial Ownership" includes those shares a director or executive officer has the power to vote or transfer, as well as shares owned by immediate family members that reside with the director or officer. The table above also indicates shares that may be obtained within 60 days upon the exercise of options. An asterisk in the column listing the percentage of shares beneficially owned indicates the person owns less than 1% of the Common Stock as of November 1, 2000.

(A) The number of shares outstanding is the sum of (1) the number actually outstanding on November 1, 2000, and (2) the number of shares of Common Stock which would be issued if all options listed in the Options Exercisable Within 60 Days column were exercised.

(B)  Includes 26 shares of Common Stock held by Mr. Ingram's wife.

(C) Includes 492 shares of Common Stock held in Mr. McCarty's wife's trust of which he serves as co-trustee.

(D) Includes 4,615 shares of Common Stock owned by Mr. Stiritz's wife and 934 shares of Common Stock owned by Mr. Stiritz's son. Mr. Stiritz disclaims beneficial ownership of shares of Common Stock owned by his wife and son.

(E)  Includes 3 shares of Common Stock owned by Mr. Armstrong's wife.


             Section 16(a) BENEFICIAL OWNERSHIP COMPLIANCE Reporting

     The Company's executive officers and directors are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of common stock of the Company with the Securities and Exchange Commission and the New York Stock Exchange. Copies of those reports must also be furnished to the Company.

     Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the preceding year all filing requirements applicable to executive officers and directors have been complied with, except that one transaction by Mr. Micheletto was reported late and the initial Form 3 filed on behalf of Mr. Ritzen omitted shares held by him when he was elected a corporate officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 7, 2000, the Company and Ralcorp Holdings, Inc. ("Ralcorp") announced that they had entered into an Agreement and Plan of Reorganization, dated as of August 7, 2000 (the "Agreement"), which sets forth the terms and conditions of the proposed merger of equals of Agribrands and Ralcorp. Pursuant to the Agreement, Agribrands and Ralcorp will form a holding company ("Holding Company") which will acquire all of the common stock of Agribrands and Ralcorp through mergers of separate subsidiaries of the holding company with and into each of Agribrands and Ralcorp (the "Reorganization"). Upon consummation of the Reorganization, the shareholders of Agribrands will receive three shares of Holding Company stock for each share of Agribrands stock exchanged. The shareholders of Ralcorp will receive one share of Holding Company stock for each share of Ralcorp stock exchanged. Alternatively, shareholders may elect to receive $39 in cash per Agribrands share or $15 in cash per Ralcorp share. At least 80% of each company's shares will be converted into stock of Holding Company. Any excess cash elections will be reduced on a pro rata basis. See Proposed Merger on page 19 for additional information.

     Ralcorp was formed in 1994 through a spin-off from Ralston Purina Company ("Ralston"), and Agribrands was spun off from Ralston in 1998. William P. Stiritz, the Company's Chairman, Chief Executive Officer and President, is Chairman of the Board of Ralcorp and Chairman of the Board of Ralston. Joe R. Micheletto, Chief Executive Officer, President and a director of Ralcorp, is a member of Agribrands Board of Directors. The Board of Directors of the Holding Company is to consist of the current directors of Ralcorp and Agribrands.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1.)  Financial Statements

     The following financial statements are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

         Consolidated Statement of Earnings - for years ended August 31, 2000, 1999 and 1998

         Consolidated Balance Sheet - for years ended August 31, 2000 and 1999

         Consolidated Statement of Cash Flows - for years ended August 31, 2000, 1999 and 1998

         Consolidated Statement of Shareholders' Equity - for years ended August 31, 2000, 1999, 1998, 1997 and 1996

         Consolidated Statement of Comprehensive Income (loss)- for years ended August 31, 2000, 1999, 1998 and 1997

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

*10.16 Form of Split Dollar Life Insurance Agreement (Filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended August 31, 1998)

*10.17 Form of letter amending the May 29, 1998 Non-Qualified Stock Option Agreements (Filed as Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended August 31, 1998)

10.18 Form of Separation Agreement with Gonzalo Dal Borgo dated April 7, 1999 (Filed as Exhibit 10.1 to the Company's Form 10-Q for the period ending May 31, 1999)

10.19 Agreement and Plan of Reorganization, dated as of August 7, 2000, between the Registrant and Ralcorp Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed August 8, 2000)

*10.20 Form of Non-Qualified Stock Option Agreements dated September 25, 1998 with Directors of the Registrant

*10.21   Form of Employment  Agreement  with Bill G.  Armstrong  dated August 7,
         2000

*10.22   Form of Employment Agreement with David R. Wenzel dated August 7, 2000

10.23 Letter Waiving Vesting of Company Options from William P. Stiritz dated August 7, 2000

*10.24 Form of Amended Management Continuity Agreement and Tax Indemnification Agreement dated November 15, 2000

21       Subsidiaries of the Company

23       Consent of PricewaterhouseCoopers LLP

27       Financial Data Schedule

*        Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         On August 8, 2000 Agribrands filed a Current Report on Form 8-K.

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

Date:  November 28, 2000


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


SIGNATURE                    TITLE                             DATE

/s/ William P. Stiritz
-------------------------    Chairman of the Board,            November 28, 2000
William P. Stiritz           Chief Executive Officer,
                             and President

/s/ David R. Wenzel
-------------------------    Chief Financial Officer           November 28, 2000
David R. Wenzel

/s/ Douglas W. Faust
-------------------------    Controller                        November 28, 2000
Douglas W. Faust

/s/ David R. Banks
-------------------------    Director                          November 28, 2000
David R. Banks

/s/ Jay W. Brown
-------------------------    Director                          November 28, 2000
Jay W. Brown

/s/ M. Darrell Ingram
-------------------------    Director                          November 28, 2000
M. Darrell Ingram

/s/ H. Davis McCarty
-------------------------    Director                          November 28, 2000
H. Davis McCarty

/s/ Joe R. Micheletto
-------------------------    Director                          November 28, 2000
Joe R. Micheletto

/s/ Martin K. Sneider
-------------------------    Director                          November 28, 2000
Martin K. Sneider

                                                                Appendix A

                             Audit Committee Charter

Purpose:
-------

The Audit Committee of the Board of Directors shall assist the Board in fulfilling its responsibilities with respect to:

1.   the integrity of the financial statements of the Company;

2.   compliance by the Company with legal and regulatory requirements; and

3. the independence and performance of the Company's internal and external auditors.

Composition of Audit Committee:
------------------------------

1. The Audit Committee shall consist of at least three (3) members, including a chairman, all of whom shall be members of the Board. Except that the Committee may appoint as Secretary, an individual who is not a member of the Board.

2.   Each member of the Audit Committee shall:

     a. be financially literate or willing to become financially literate within a reasonable period following appointment to the Committee. At least one (1) member of the Audit Committee shall possess accounting or related financial management expertise;

     b. be independent from management and the Company. A former employee may not serve until three (3) years following termination of employment with the Company;

     c. be free of business relationships with the Company, unless the Board determines in its exercise of independent judgment that the relationship does not interfere with the individual's exercise of independent judgment (subject to transitional rules);

     d. not be employed as an executive of another corporation where any Company executive serves on that corporation's compensation committee; and

     e. not be an immediate family member of an executive officer of the Company.

Quorum:
------

A majority of the members of the Audit Committee shall constitute a quorum for all purposes and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of the Committee.

Responsibilities:
----------------

The responsibilities of the Committee shall be as follows:

1. To recommend annually to the Board of Directors the appointment of independent public accountants to examine the financial statements of the Company and its subsidiaries;

2. To meet with representatives of the independent public accountants and internal auditor to review the annual audit risk assessment, proposed audit plans (internal and external), the scope of audits, fees therefor, and the results of audits made;

3. To review any matters and recommendations communicated to it from time to time by the independent public accountants and the internal auditor;

4. To review all audit related and non-audit services rendered to the Company or its subsidiaries by the independent public accountants and the costs therefor;

5. Review with management and the independent public accountants, the annual financial statements and results of the independent accountant's audit, including the independent accountants' judgment on the quality and consistent application of accounting principles, disclosures and underlying estimates in the annual financial statements prior to filing with the SEC. Based upon this review, recommend to the full Board that the company's financial statement be included in the Form 10-K;

6. To review the adequacy of Company policies and principles followed on financial and accounting practices, internal controls, internal audits, financial risks, legal compliance, ethical and responsible business conduct, and review the results and the adequacy of programs and procedures for compliance with such policies.

7. To meet with management, the internal auditor and the independent accountants, either telephonically or in person, to review the interim financial statements and results of the independent accountants' review, including the independent accountant's judgment on the quality and consistent application of accounting principles, disclosures and underlying estimates in the interim financial statements prior to filing with the SEC, if any member of the Committee, management, the internal auditor or the independent public accountants have identified any material accounting or reporting issues which should be considered by the Committee so as to reduce the likelihood of restatements or other year-end adjustments or which would enhance the reliability of the financial information therein.

8. To consider for approval any material change in accounting principles by the Company and its subsidiaries and report and make recommendations to the Board of Directors with respect to any such change;

9. To periodically meet with or receive reports from principal corporate officers and/or the internal auditor and/or independent public accountants and to take appropriate action with respect to legal, regulatory, environmental, new or proposed auditing, accounting or reporting standards;

10. To review the independence of the public accountants, by receiving not less frequently than annually a formal written statement of the relationships or services supplied by the independent public accountants that may impact the objectivity and independence of the independent public accountants, and to recommend appropriate acti7on for the Board of Directors to take to satisfy itself of the outside auditor's independence; and

11. Prepare the report required to be included in the Company's annual proxy statement.

Annual Review:
-------------
This Charter shall be reviewed by the Audit Committee not less frequently than annually and when the composition of Audit Committee changes. Submit this Charter for approval of the full Board at least every three years. Following each review but not less frequently than annually, the Secretary shall file with the New York Stock Exchange the Written Affirmation.