Form 10-Q
period 2000-11-30
AGRIBRANDS INTERNATIONAL INC
filed 2001-01-10
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended November 30, 2000

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

                              YES:   X     NO: _____

Number of shares of Agribrands common stock, $.01 par value, outstanding as of the close of business on January 9, 2001:

                                    9,813,851
                                    ---------

PART I - FINANCIAL INFORMATION

                         AGRIBRANDS INTERNATIONAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Management has included a section on key measures and concepts for understanding the business which follows the discussions of consolidated results of operations, segment results and liquidity and capital resources. Unless otherwise noted, all references to prices, costs and margins reflect U.S. Dollar results after translation of foreign currency financial statements in accordance with Statement of Financial Accounting Standards No. 52 (FAS 52). Because the Company operates predominantly outside the United States, changes in foreign exchange rates against the Dollar can have a material impact on the Company's reported results.

Recent Events

     On December 1, 2000, the Company and Cargill, Incorporated ("Cargill") entered into an Agreement and Plan of Merger (the "Merger Agreement"), under which Cargill would acquire Agribrands in a cash merger at a price of $54.50 per share. Agribrands elected to terminate its prior merger agreement with Ralcorp Holdings, Inc. ("Ralcorp") and as a result, paid a $5 million termination fee to Ralcorp.

     The Merger Agreement has been approved by Agribrands' Board of Directors upon the unanimous recommendation of a committee of its independent directors. The transaction is expected to close in April 2001 and is subject to various conditions, including the approval by two-thirds of Agribrands' shareholders, receipt of a ruling from the Internal Revenue Service that the merger will not impact the tax-free treatment of Agribrands' 1998 spin-off from Ralston Purina, regulatory approvals and other customary conditions. Cargill may waive the requirement for the tax ruling.

     On January 9, 2001, the Company filed a preliminary proxy statement with the SEC to amend its preliminary proxy statement and prospectus filed by it and Ralcorp on September 29, 2000.

                  REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

     Consolidated net sales for the three months ended November 30, 2000 increased $1.1 million or 0.4% compared to the same period last year due to higher average selling prices in the Americas segment and to a lesser extent in the Asia segment. Average selling prices increased $6 per ton due to increased sales of premixes and other higher value feeds in Brazil and higher commodity costs in most parts of the world relative to the same periods last year. This is consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs. Consolidated feed sales volume for the first quarter was down slightly at 23,900 metric tons or 1.9% compared to the same period last year.

Gross Profit

     Gross profit was $56.6 million in the first quarter of fiscal 2001 compared to $60.6 million in the same period last year, a decrease of $4.0 million, or 6.6%. Gross profit decreased primarily as a result of both lower volume and lower margins in Europe.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1.2 million or 2.9% in the three months ended November 30, 2000 due primarily to higher expenses in the Americas segment and the Corporate and Tradico segment, partially offset by lower expenses in Europe.

Merger Expenses

     In the current quarter, Agribrands recorded a pre-tax charge of $6.2 million and an after-tax charge of $4.0 million for costs primarily associated with the terminated merger between Agribrands and Ralcorp, combined with some expenses related to the merger with Cargill. These charges included the accrual of a $5 million termination fee which was paid to Ralcorp in December 2000.

Restructuring Activities

     In the current quarter, Agribrands recorded provisions for restructuring which reduced earnings before income taxes by $0.6 million and net earnings by $0.4 million. These charges represented primarily severance costs associated with the streamlining of Agribrands' operations in Spain. The restructuring provided for the termination of 14 production employees, all of whom have been released as of November 30, 2000. Beginning in fiscal 2002, these restructuring actions are expected to result in annual pre-tax cost savings of approximately $0.2 million.

Interest Expense and Other Income/Expense

     Interest expense totaled $0.8 million for the three months ended November 30, 2000 compared to $0.9 million for the same period last year.

     Other income/expense, net changed unfavorably by $1.4 million for the three months ended November 30, 2000 compared to the same period last year. The Company recognized a $1.5 million foreign exchange loss in the first quarter of this year versus a $0.3 million foreign exchange gain in the first quarter of last year. In this year's first quarter, the currencies in Brazil, Canada, Mexico and Korea weakened somewhat versus the U.S. Dollar resulting in an exchange loss on U.S. Dollar debt carried in those countries. Investment income was $0.2 million lower in this year's first quarter mainly as a result of lower average cash balances during the current year.

Net Earnings

     Net earnings were $4.9 million for the three months ended November 30, 2000 compared to $13.9 million for the same period last year. Income taxes, which include United States and foreign taxes, were 36.4% of pre-tax earnings for the current period and 33.8% for the same period last year.

                            REVIEW OF SEGMENT RESULTS
                              (Dollars in millions)

                                                                                            Corporate and
                                         Americas           Europe             Asia            Tradico        Consolidated
                                      ----------------  ---------------   ---------------  ----------------  ----------------
Quarter Ended November 30, 2000:

Net sales                                  $ 141.3           $  63.4           $  97.3              -           $   302.0
Segment profitability                      $   7.0           $   3.6           $   8.4           $ (4.5)        $    14.5

Tons of feed product sold                  514,400           315,600           372,200              -           1,202,200
Income over ingredient cost *              $  37.5           $  20.2           $  26.0           $  0.1         $    83.8

Quarter Ended November 30, 1999:

Net sales                                  $ 134.5           $  76.9           $  89.4           $  0.1         $   300.9
Segment profitability                      $   7.8           $   4.5           $  10.7           $ (3.3)        $    19.7

Tons of feed product sold                  524,700           358,000           343,000              100         1,225,800
Income over ingredient cost *              $  35.5           $  26.4           $  26.5           $ (0.1)        $    88.3

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


Americas

     Net sales in the Americas segment (which excludes the United States) increased $6.8 million or 5.1% for the three months ended November 30, 2000 compared to the same period last year. The increase in net sales was the result of higher average selling prices, which were only partially offset by a 2.0% decline in volume. Most of the change occurred in Brazil where its increased sales force focused selling efforts on higher value complete feeds and higher margin premixes resulting in increased net sales and IOIC of $5.4 million and $2.5 million, respectively.

     Segment profitability in the Americas decreased $0.8 million or 10.3% as increased operating expenses more than offset the improvement in IOIC for the region. Operating expenses increased to support the increased selling efforts in Brazil. Operating expenses also increased due to local inflationary increases in excess of the rate at which the local currencies weakened versus the U.S. Dollar.

Europe

     Net sales in Europe decreased $13.5 million or 17.6% for the three months ended November 30, 2000 as compared to the same period last year. The decrease in net sales was due to a combination of lower volume and lower average selling prices. Feed volume declined by 42,400 tons or 11.8% as the entire region experienced difficult market conditions. Average selling prices for the Europe segment declined $14 per ton or 6.5% in the first quarter as higher average local currency selling prices were translated at significantly weaker foreign currency exchange rates.

     Segment profitability in the Europe segment decreased $0.9 million or 20.0%. IOIC in Europe decreased $6.2 million or 23.5% due to both lower feed volume and lower margins. The decline in IOIC was mostly offset by $5.3 million lower operating expenses which reflect the translation of local currency expenses at significantly weaker exchange rates.

Asia

     Net sales in the Asia segment increased $7.9 million or 8.8% for the three months ended November 30, 2000 compared to the same period last year. This increase is primarily due to increased feed volume in China where feed volume was up 26,500 tons or 79.2% over the same period last year. Positive response to recent sales initiatives combined with favorable animal farm prices in the China market have contributed to the increased sales in China.

     Segment profitability in the Asia segment decreased $2.3 million or 21.5%. IOIC in Asia decreased $0.5 million or 1.9% as the impact of deteriorating hog market conditions in Korea more than offset the improvement experienced in China. Segment profitability was also negatively impacted by a $1.8 million or 11.4% increase in operating expenses. Operating expenses increased reflecting the growth in China and the addition of an animal health business acquired last July in the Philippines.

Corporate and Tradico

     The corporate and Tradico segment is located primarily in the United States. This segment contains certain corporate items which are not allocated to other segments. Tradico, a division within the Company, acquires and resells ingredients, equipment and feed products primarily to foreign affiliates. A subsidiary named "Tradico, Inc." was organized in Missouri in August 2000 and acquired a manufacturing facility in Greenville, Mississippi. In the first quarter of this fiscal year, Tradico recorded intercompany sales of $28.4 million.

     In terms of segment profitability, the corporate and Tradico segment recorded losses of $4.5 million and $3.3 million for the quarters ended November 30, 2000 and 1999, respectively. These losses are primarily related to unallocated corporate administrative items. The increase in unallocated corporate administrative expenses is partially the result of $0.5 million in litigation expenses incurred in the current quarter in connection with the Company's efforts to recover vitamin price fixing damages in a class action lawsuit. The remainder of the increase is due to inflationary increases and additional administrative & research personnel. Tradico's margins on intercompany sales have been allocated to the region/segment that purchased the goods.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations were $14.8 million and $16.3 million for the three months ended November 30, 2000 and 1999, respectively. The decrease in operating cash flows between the two periods primarily resulted from the decline in net earnings.

     Capital expenditures, primarily to replace or enhance existing production facilities and equipment, totaled $5.6 million and $6.5 million for the three months ended November 30, 2000 and 1999, respectively. The Company has no material commitments for capital expenditures as of November 30, 2000. Anticipated capital expenditures are expected to be funded with existing cash reserves as well as cash generated from operations.

     The Company's working capital requirements for inventories and receivables are influenced somewhat by seasonality, the availability of raw materials and changes in commodity costs, and as a result may fluctuate widely. Since its spin-off, the Company's operating units have generally financed their seasonal and other working capital requirements through intercompany loans and advances provided by the U.S. parent. Short-term borrowings provided by local foreign banks and branches of multinational banks are also utilized. The Company reduced its short-term borrowings from $27.8 million at August 31, 2000 to $19.2 million at November 30, 2000.

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

     On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands' common stock in open market transactions at management's discretion and depending on market conditions. As of November 30, 2000, the Company had purchased 855,052 shares pursuant to this authorization at an average cost of $39.54 per share. No purchases occurred during the three months ended November 30, 2000.

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

     Because of its principal focus on cash flows, management uses Dollar-based EBITDA as a key determinant of awards for corporate management under its annual incentive plan. The following table provides a reconciliation of pre-tax earnings to Dollar-based EBITDA for the quarters ended November 30, 2000 and 1999:

                               Dollar-based EBITDA
                              (Dollars in millions)

                                                            Quarter Ended
                                                            November 30,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------

  Earnings before Income Taxes                            $ 7.7      $ 21.0
  Adjustments:
    o  Depreciation and amortization                        6.0         6.3
    o  Interest expense                                     0.8         0.9
    o  Investment income                                   (2.3)       (2.5)
    o  Merger expenses                                      6.2         -
    o  Provisions for restructuring                         0.6         -
                                                       ----------  ----------
  EBITDA reported after translation under FAS 52           19.0        25.7

  Adjustments to report EBITDA on a Dollar basis:
  1)   Difference in cost of products sold                 (2.4)       (1.1)
  2)   Reversal of foreign exchange loss reported           1.5         0.3
       under FAS 52
  3)   Dollar-based foreign exchange gain                   1.5         1.5
                                                       ----------  ----------
  EBITDA reported on a U.S. Dollar basis                 $ 19.6      $ 26.4
                                                       ==========  ==========

Explanation of adjustments to EBITDA:

1) Difference in cost of products sold. Cost of products sold was lower under FAS 52 in each period due to devaluation of the local currencies against the Dollar. Under Dollar-based accounting, inventories are initially recorded and maintained in Dollars.

2) Reversal of foreign exchange losses reported under FAS 52. In this year's first quarter, the Company reported a $1.5 million foreign exchange loss under FAS 52. Most of this exchange loss occurred in Brazil and Canada, where the Company carried U.S. Dollar denominated debt and the local currency devalued versus the Dollar.

3) Dollar-based foreign exchange gains and losses. If Agribrands had used Dollar-based accounting worldwide, it would have recognized a foreign exchange gain of $1.5 million in both the quarter ended November 30, 2000 and the quarter ended November 30, 1999. Much of these gains occurred in Europe and Asia, where the Company has net liabilities denominated in the local currencies. During each period as the local currency weakened, these liabilities decreased in Dollar terms resulting in a foreign exchange gain.

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

     Excluding merger expenses and restructuring charges, consolidated operating results for the quarter ended November 30, 2000 more closely matched the results of the previous three quarters than the results for the same period last year. Management expects consolidated operating results for the quarter ended February 28, 2001 to also fall below the comparative quarter for fiscal 2000. However, consolidated operating results for the latter half of the current fiscal year should meet or exceed results for the same period last year.

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

     The Company's income tax position is quite complex due to the interaction between income taxes paid locally by its foreign affiliates, dividends and royalties received from its affiliates and the method for determining the credit the Company receives on its U.S. tax return for foreign income and withholding taxes. Based on current projections for these relevant items, management believes its global effective rate should remain around 35% for the foreseeable future.

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

                         AGRIBRANDS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

                   (Dollars in millions except per share data)

                                                   Quarter Ended
                                                    November 30,
                                            -----------------------------
                                                2000            1999
                                            -------------  --------------

Net Sales                                     $ 302.0         $ 300.9
                                            -------------  --------------
Costs and Expenses

     Cost of products sold                      245.4           240.3
     Selling, general and administrative         42.1            40.9
     Merger expenses                              6.2             -
     Interest expense                             0.8             0.9
     Provisions for restructuring                 0.6             -
     Other (income)/expense, net                 (0.8)           (2.2)
                                            -------------  --------------
                                                294.3           279.9
                                            -------------  --------------

Earnings before Income Taxes                      7.7            21.0
Income Taxes                                      2.8             7.1
                                            -------------  --------------
Net Earnings                                  $   4.9         $  13.9
                                            =============  ==============

Earnings Per Share

     Basic                                    $   .50         $  1.34
                                            =============  ==============
     Diluted                                  $   .48         $  1.29
                                            =============  ==============



           See Accompanying Notes to Consolidated Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                              (Dollars in millions)

                                                                   November 30,         August 31,
                                                                       2000                2000
                                                                 ------------------   ---------------
Assets
------
Current Assets
     Cash and cash equivalents                                       $    171.8           $   174.6
     Receivables, less allowance for doubtful accounts                     76.7                75.4
     Inventories                                                           90.3                96.6
     Other current assets                                                   8.7                 7.1
                                                                 ------------------   ---------------
       Total Current Assets                                               347.5               353.7
                                                                 ------------------   ---------------
Investments and Other Assets                                               62.0                59.5

Property at Cost                                                          343.0               351.7
Accumulated Depreciation                                                 (182.2)             (183.3)
                                                                 ------------------   ---------------
                                                                          160.8               168.4
                                                                 ------------------   ---------------
         Total                                                       $    570.3           $   581.6
                                                                 ==================   ===============
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
     Current maturities of long-term debt                            $      1.0           $     0.4
     Notes payable                                                         19.2                27.8
     Accounts payable and accrued liabilities                             116.4               116.0
     Income taxes                                                           4.5                 4.5
                                                                 ------------------   ---------------
       Total Current Liabilities                                          141.1               148.7
                                                                 ------------------   ---------------
Long-Term Debt                                                              9.6                10.7
Deferred Income Taxes and Other Liabilities                                29.8                28.7
Shareholders' Equity
     Common stock                                                            .1                  .1
     Capital in excess of par                                             419.5               419.5
     Retained earnings                                                    100.0                95.1
     Common stock in treasury, at cost                                    (33.8)              (33.8)
     Accumulated other comprehensive loss                                 (96.0)              (87.4)
                                                                 ------------------   ---------------
     Total Shareholders' Equity                                           389.8               393.5
                                                                 ------------------   ---------------
         Total                                                       $    570.3           $   581.6
                                                                 ==================   ===============

           See Accompanying Notes to Consolidated Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                        Three Months Ended
                                                                                           November 30,
                                                                               -------------------------------------
                                                                                    2000                 1999
                                                                               ----------------     ----------------
Cash Flow from Operations
     Net earnings                                                                   $   4.9              $  13.9
     Non-cash items included in income
       Depreciation and amortization                                                    6.0                  6.3
       Foreign exchange loss                                                            1.5                  0.3
       Provision for doubtful accounts                                                  0.5                  0.9
       Deferred income taxes                                                            -                    2.6
     Changes in operating assets and liabilities used in operations                     0.7                 (7.7)
     Other, net                                                                         1.2                  -
                                                                               ----------------     ----------------
                      Net cash provided by operations                                  14.8                 16.3
                                                                               ----------------     ----------------
Cash Flow from Investing Activities
     Property additions                                                                (5.6)                (6.5)
     Proceeds from the sale of property                                                 0.3                  0.4
     Purchase of key man life insurance                                                (2.5)                (5.0)
     Other, net                                                                        (0.2)                (0.5)
                                                                               ----------------     ----------------
                      Net cash used by investing activities                            (8.0)               (11.6)
                                                                               ----------------     ----------------
Cash Flow from Financing Activities
     Proceeds from issuance of long-term debt                                           0.4                  -
     Principal payments on long-term debt, including current maturities                (0.2)                (0.3)
     Net increase (decrease) in notes payable                                          (8.1)                (0.5)
     Treasury stock purchases                                                           -                   (0.8)
                                                                               ----------------     ----------------
                      Net cash used by financing activities                            (7.9)                (1.6)
                                                                               ----------------     ----------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                           (1.7)                (0.6)
                                                                               ----------------     ----------------
Net (Decrease) Increase in Cash and Cash Equivalents                                   (2.8)                 2.5
Cash and Cash Equivalents, Beginning of Period                                        174.6                178.0
                                                                               ----------------     ----------------
Cash and Cash Equivalents, End of Period                                            $ 171.8              $ 180.5
                                                                               ================     ================


           See Accompanying Notes to Consolidated Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

Note 1 - SUBSEQUENT EVENT. On December 1, 2000, Agribrands and Cargill, Incorporated ("Cargill") entered into an Agreement and Plan of Merger (the "Merger Agreement"), under which Cargill would acquire Agribrands in a cash merger at a price of $54.50 per share. Agribrands elected to terminate its prior merger agreement with Ralcorp Holdings, Inc. ("Ralcorp") and as a result, paid a $5 million termination fee to Ralcorp.

          The Merger Agreement has been approved by Agribrands' Board of Directors upon the unanimous recommendation of a committee of its independent directors. The transaction is expected to close in April 2001 and is subject to various conditions, including the approval by two-thirds of Agribrands' shareholders, receipt of a ruling from the Internal Revenue Service that the merger will not impact the tax-free treatment of Agribrands' 1998 spin-off from Ralston Purina, regulatory approvals and other customary conditions. Cargill may waive the requirement for the tax ruling. Agribrands filed a preliminary proxy statement with the SEC on January 9, 2001 relating to the Cargill merger.

Note 2 - UNAUDITED FINANCIAL STATEMENTS. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended August 31, 2000.

          Certain previously reported amounts have been reclassified to make them consistent with the current year presentation. In particular, certain costs for fiscal 2000 have been reclassified from cost of products sold to selling, general and administrative expenses. In fiscal 2001, the Company changed its method of allocating costs to inventories and cost of goods sold to exclude certain items that are more appropriately classified as selling, general and administrative expenses. The effect of this change on inventory valuations at August 31, 2000 was immaterial.

Note 3 -  COMPREHENSIVE (LOSS)/INCOME:

                                                       Quarter Ended
                                                        November 30,

                                               ---------------------------------
                                                   2000              1999
                                               ---------------  ----------------
  Net earnings                                   $   4.9             $ 13.9
  Foreign currency translation adjustment           (8.6)              (0.2)
                                               ---------------  ----------------
  Comprehensive (loss)/income                    $  (3.7)            $ 13.7
                                               ===============  ================

Note 4 - BUSINESS SEGMENT INFORMATION. Sales, profitability and total assets are presented below for each of the Company's reportable segments along with a reconciliation of total segment profitability to total earnings before income taxes:

                                                         Quarter Ended
                                                          November 30,
                                                 -------------------------------
                                                       2000            1999
                                                 ---------------  --------------
      Net Sales - External:
           Americas                                  $ 141.3          $ 134.5
           Europe                                       63.4             76.9
           Asia                                         97.3             89.4
           Corporate and Tradico (U.S.)                  -                0.1
                                                 ---------------  --------------
                Total                                $ 302.0          $ 300.9
                                                 ===============  ==============

      Net Sales - Intersegment:
           Americas                                  $   -            $   -
           Europe                                        -                -
           Asia                                          -                -
           Corporate and Tradico (U.S.)                 28.4             22.8
                                                 ---------------  --------------
                Total                                $  28.4          $  22.8
                                                 ===============  ==============

      Segment Profitability:
            Americas                                 $   7.0          $   7.8
             Europe                                      3.6              4.5
             Asia                                        8.4             10.7
             Corporate and Tradico (U.S.)               (4.5)            (3.3)
                                                 ---------------  --------------
                                                        14.5             19.7
           Merger expenses                              (6.2)             -
           Provisions for restructuring                 (0.6)             -
           Interest expense                             (0.8)            (0.9)
           Other income/(expense), net                   0.8              2.2
                                                 ---------------  --------------
                Earnings before Income Taxes         $   7.7          $  21.0
                                                 ===============  ==============

      Depreciation and Amortization:
           Americas                                  $   1.8          $   1.8
           Europe                                        1.7              1.9
           Asia                                          2.3              2.4
           Corporate and Tradico (U.S.)                  0.2              0.2
                                                 ---------------  --------------
                Total                                $   6.0          $   6.3
                                                 ===============  ==============


                                                  November 30,      August 31,
                                                      2000             2000
                                                 ---------------  --------------
      Total Assets:
           Americas                                  $ 169.7          $ 175.5
           Europe                                       92.6             93.5
           Asia                                        148.3            162.2
           Corporate and Tradico (U.S.)                159.7            150.4
                                                 ---------------  --------------
                Total                                $ 570.3          $ 581.6
                                                 ===============  ==============

Note 5 -  SUPPLEMENTAL BALANCE SHEET INFORMATION:
                                                         November 30, August 31,
                                                             2000        2000
                                                         ------------ ----------
  Receivables:
       Gross receivables                                   $   88.7    $  87.5
       Allowance for doubtful accounts                        (12.0)     (12.1)
                                                         ------------ ----------
                                                           $   76.7    $  75.4
                                                         ============ ==========

  Inventories:
       Raw materials and supplies                          $   70.6    $  77.0
       Finished products                                       19.7       19.6
                                                         ------------ ----------
                                                           $   90.3    $  96.6
                                                         ============ ==========

  Investments and Other Assets:
       Goodwill, net of accumulated amortization of        $   26.5    $  27.1
         $9.1 at November 30 and $8.6 at August 31
       Investments in affiliated companies                      7.3        7.0
       Cash surrender value of key man life insurance          12.5       10.0
       Deferred charges and other assets                       15.7       15.4
                                                         ------------ ----------
                                                           $   62.0    $  59.5
                                                         ============ ==========

  Accounts payable and accrued liabilities:
       Trade accounts payable                              $   77.2    $  72.2
       Incentive compensation, salaries and vacations          11.4       14.2
       Restructuring reserves                                   0.8        0.5
       Other items                                             27.0       29.1
                                                         ------------ ----------
                                                           $  116.4    $ 116.0
                                                         ============ ==========

Note 6 - RESTRUCTURING. In the current quarter, Agribrands recorded provisions for restructuring which reduced earnings before income taxes by $0.6 million and net earnings by $0.4 million. These charges represented primarily severance costs associated with the streamlining of Agribrands' operations in Spain. The restructuring provided for the termination of 14 production employees, all of whom have been released as of November 30, 2000. Beginning in fiscal 2002, these restructuring actions are expected to result in annual pre-tax cost savings of approximately $0.2 million. The following table summarizes the activity within the restructuring reserves during the quarter ended
          November 30, 2000. Substantially all actions associated with the remaining reserves are expected to be completed by the end of the second quarter.

                   Reserves at August 31, 2000                   $  0.5
                   Provision                                        0.6
                   Spending                                        (0.3)
                                                               ------------
                   Reserves at November 30, 2000                 $  0.8
                                                               ============

Note 7 -  OTHER (INCOME)/EXPENSE, NET:

                                                      Quarter Ended
                                                       November 30,
                                                   ----------------------
                                                      2000        1999
                                                   ----------  ----------
          Foreign exchange loss                      $  1.5      $  0.3
          Investment income                            (2.3)       (2.5)
                                                   ----------  ----------
                                                     $ (0.8)     $ (2.2)
                                                   ==========  ==========


Note 8 - COMMON STOCK. There were 9,813,851 shares of common stock outstanding at November 30, 2000 and August 31, 2000.


Note 9 - EARNINGS PER SHARE. Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                         Quarter Ended
                                                         November 30,
                                                   -----------------------
                                                     2000           1999
                                                   ----------   ----------
 Numerator:
    Net earnings                                   $      4.9      $  13.9
                                                   ==========   ==========

 Denominator:
    Weighted average shares outstanding             9,813,851   10,368,308
    Assumed conversion of stock options (1)           309,352      397,798
                                                   ----------   ----------
    Weighted average shares - assuming dilution    10,123,203   10,766,106
                                                   ==========   ==========

 Basic earnings per share (2)                      $      .50       $ 1.34
                                                   ==========   ==========
 Diluted earnings per share (2)                    $      .48       $ 1.29
                                                   ==========   ==========


Note 10 - NEW ACCOUNTING STANDARD. Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes standards for recognition and measurement of derivatives and hedging activities. The transition adjustments resulting from the adoption of this Statement were immaterial to the Company's results of operations in the first quarter of fiscal 2001.

Note 11 - DERIVATIVE FINANCIAL INSTRUMENTS. The Company currently uses forwards and options to manage foreign currency risk and futures and options to manage commodity price risk. Derivatives used by the Company have an initial term of less than one year. Beginning September 1, 2000, all derivative instruments are carried on the balance sheet at fair value as required by FAS 133; the effect of adoption was insignificant to the first quarter financial statements. The Company primarily uses foreign exchange forward and option contracts to hedge recognized foreign currency denominated assets and liabilities. From time to time, the Company may designate a foreign exchange forward contract as a hedge of an unrecognized foreign currency denominated firm commitment. In that case, the changes in the fair value of the foreign exchange forward contract are recognized currently in earnings along with the offsetting changes in the fair value of the hedged firm commitment.

          For internal control reasons, Agribrands uses a centralized approach to commodity price risk management. The Company's commodity futures and options trades are conducted almost exclusively at the corporate level and with the Chicago Board of Trade. While Agribrands has considerable exposure to commodity prices, it does relatively little hedging due to complexities presented by the Company's foreign operations. Many of the Company's hedging transactions may not be eligible for hedge accounting on the basis of FAS 133's high effectiveness rule and the requirement that the party at risk be a party to the hedge. For these reasons, the Company has elected not to apply hedge accounting to any of its commodity hedges. Changes in the fair value of commodity futures and option contracts are recognized immediately in earnings on the cost of products sold line.

PART II - OTHER INFORMATION

          There is no information required to be reported under any items except those indicated below.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits filed with this Report:

                2.1 Agreement and Plan of Merger, dated as of December 1, 2000, between Agribrands International, Inc., Cargill, Incorporated and Abacus Acquisition Corp. (Filed as
                        Exhibit 2.1 to Company's Form 8-K on December 4, 2000)

                10.1    Second Amended Rights Agreement

          (b)   Reports on Form 8-K:

                Current Report on Form 8-K filed October 26, 2000 relating to earnings press release

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

                                            AGRIBRANDS INTERNATIONAL, INC.
                                            ------------------------------------
                                            Registrant

                                            By: /s/ David R. Wenzel
                                            ------------------------------------
                                                David R. Wenzel
                                                Chief Financial Officer

Date:  January 10, 2001

EXHIBIT INDEX
-------------


Exhibits
--------

         EX-10.1           Second Amended Rights Agreement.


(Documents prepared on Edgar and provided electronically)