Form 10-Q
period 2001-02-28
AGRIBRANDS INTERNATIONAL INC
filed 2001-04-05
CIK 1047598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended February 28, 2001

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

                                            YES:   X          NO:  _____
                                                 -----


Number of shares of Agribrands common stock, $.01 par value, outstanding as of the close of business on April 4, 2001:

                                   9,813,851

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

Proposed Merger

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

         The Merger Agreement has been approved by Agribrands' Board of Directors upon the unanimous recommendation of a committee of its independent directors. The transaction is expected to close around April 30, 2001 and is subject to various conditions, including the approval by two-thirds of Agribrands' shareholders, receipt of a ruling from the Internal Revenue Service that the merger will not impact the tax-free treatment of Agribrands' 1998 spin-off from Ralston Purina, regulatory approvals and other customary conditions. Cargill may waive the requirement for the tax ruling.

         Agribrands is soliciting approval of the proposed merger with Cargill. In connection with the merger, Agribrands filed a proxy statement with the Securities and Exchange Commission and mailed the proxy statement to its shareholders on or about March 21, 2001. SHAREHOLDERS ARE URGED TO READ THE PROXY STATEMENT BECAUSE IT CONTAINS IMPORTANT INFORMATION. Investors and security holders may obtain a free copy of the proxy statement and other documents filed by Agribrands with the Securities and Exchange Commission at the Securities and Exchange Commission's website at www.sec.gov. Shareholders of Agribrands may also obtain, at no cost, the proxy statement and other documents filed by Agribrands in connection with the merger by directing a request to Agribrands at 9811 South Forty Drive, St. Louis, Missouri 63124, attention Investor Relations.


                  REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

         Consolidated net sales decreased $9.9 million or 3.4% in the second quarter and $8.8 million or 1.5% in the six months ended February 28, 2001 as compared to the same periods last year. Net sales declined in both periods due to lower feed sales volume in the Americas and Europe segments. The decrease in consolidated net sales was mitigated somewhat by an increase in average selling prices of $10 per ton in the second quarter and $8 per ton in the six-month period. The increase in average selling prices reflected higher commodity costs relative to the same periods last year. This is consistent with the feed industry's practice of adjusting prices to reflect changes in ingredient costs. Consolidated feed sales volume declined 87,400 metric tons or 7.3% in the second quarter and 111,000 tons or 4.6% in the six-month period.

Gross Profit

         Gross profit decreased $6.7 million, or 12.6%, to $46.6 million in the second quarter and decreased $10.7 million, or 9.4%, to $103.2 in the six months ended February 28, 2001 as compared to the same periods last year. The second quarter decrease reflects lower margins in Asia and lower volume in Europe. The six-month decrease reflects lower margins in Asia and both lower volume and lower margins in Europe.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased $1.4 million or 3.5% in the second quarter and $0.2 million or 0.2% in the six months ended February 28, 2001 as compared to the same periods last year. The second quarter decrease was primarily due to lower expenses in the Europe and Asia segments, partially offset by higher expenses in the Americas.

Merger Expenses

         In the second quarter, Agribrands recorded merger expenses which reduced earnings before income taxes and net earnings by $1.4 million and $0.9 million, respectively. In the six months ended February 28, 2001, the Company recorded merger expenses which reduced earnings before income taxes and net earnings by $7.6 million and $4.9 million, respectively. Merger expenses recorded in the second quarter include $1.1 million of compensation expense related to the increase in the Company's liability for stock appreciation rights
(SARs). The Company recognizes compensation expense for SARs based on the amount that the Company's common share price exceeds the exercise price. Since the proposed merger with Cargill was announced, the Company's common share price increased from $43.81 on December 1, 2000 to $53.77 on February 28, 2001. Merger expenses for the six-month period also include the $5 million termination fee paid to Ralcorp.

Restructuring Activities

         In the current quarter, Agribrands recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $0.9 million and $0.5 million, respectively. In the six months ended February 28, 2001, the Company recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $1.5 million and $0.9 million, respectively. These charges represented primarily severance costs associated with the streamlining of Agribrands' operations in Mexico and Spain. The restructurings provided for the termination of 27 administrative and production employees, all of whom have been released as of February 28, 2001. Beginning in fiscal 2002, these restructuring actions are expected to result in annual pre-tax cost savings of approximately $1.2 million.

Interest Expense and Other Income/Expense

         Interest expense totaled $0.9 million and $1.7 for the second quarter and the six months ended February 28, 2001, respectively, compared to $0.6 million and $1.5 million for the same periods last year. The increases in interest expense for both periods were due to both slightly higher average borrowings and slightly higher average interest rates in the foreign markets where the Company had outstanding borrowings.

         Other income/expense, net changed unfavorably by $2.1 million in the second quarter and $3.5 million in the six months ended February 28, 2001 as compared to the same periods last year. The Company recognized a $1.1 million foreign exchange loss in the second quarter of this year versus a $1.3 million foreign exchange gain in the second quarter of last year. In this year's second quarter, the currencies in Brazil and Mexico weakened somewhat versus the U.S. Dollar resulting in an exchange loss on U.S. Dollar debt carried in those countries. However, in last year's second quarter, the Brazilian Real strengthened versus the U.S. Dollar resulting in an exchange gain on U.S. Dollar debt carried there. Investment income was $0.3 million higher in this year's second quarter and $0.1 million higher in the six months ended February 28, 2001 despite a decrease in the level of interest bearing investments. This was mainly the result of increased holdings of taxable securities which provide slightly higher stated returns.

Net Earnings

         Net earnings were $3.9 million and $8.8 million for the second quarter and six months ended February 28, 2001, respectively, compared to $11.0 million and $24.9 million for the same periods last year. Income taxes, which include United States and foreign taxes, were 40.0% and 38.0% of pre-tax earnings for the second quarter and the six months ended February 28, 2001, respectively, compared to 33.3% and 33.6% for the same periods last year. The higher effective rates in the current periods reflect foreign losses for which no tax benefit is expected to be realized. On the other hand, the lower effective rates in the prior periods reflect a reduction in valuation allowances against foreign tax credit carryforwards in the United States. In addition, a larger percentage of the Company's investment income in the prior periods was derived from tax-free securities.

                                                REVIEW OF SEGMENT RESULTS
                                                   (Dollars in millions)

                                                                                            Corporate and
                                         Americas           Europe             Asia            Tradico        Consolidated
                                      ----------------  ---------------   ---------------  ----------------  ----------------
Quarter Ended February 28, 2001:
-------------------------------
Net sales                               $    128.5         $    65.4         $    84.2        $    0.1         $    278.2
Segment profitability                   $      4.2         $     2.4         $     5.6        $   (4.0)        $      8.2

Tons of feed product sold                  470,700           290,900           345,200             100          1,106,900
Income over ingredient cost *           $     33.4         $    19.7         $    20.1        $      -         $     73.2

Quarter Ended February 29, 2000:
-------------------------------
Net sales                               $    129.4         $    73.6         $    85.0        $    0.1         $    288.1
Segment profitability                   $      4.3         $     3.0         $     9.7        $   (3.5)        $     13.5

Tons of feed product sold                  509,200           352,000           332,900             200          1,194,300
Income over ingredient cost *           $     32.1         $    23.6         $    25.2        $    0.1         $     81.0

Six Months Ended February 28, 2001:
----------------------------------
Net sales                               $    269.8         $   128.8         $   181.5        $    0.1         $    580.2
Segment profitability                   $     11.2         $     6.0         $    14.0        $   (8.5)        $     22.7

Tons of feed product sold                  985,100           606,500           717,400             100          2,309,100
Income over ingredient cost *           $     70.9         $    39.9         $    46.1        $    0.1         $    157.0

Six Months Ended February 29, 2000:
----------------------------------
Net sales                               $    263.9         $   150.5         $   174.4        $    0.2         $    589.0
Segment profitability                   $     12.1         $     7.5         $    20.4        $   (6.8)        $     33.2

Tons of feed product sold                1,033,900           710,000           675,900             300          2,420,100
Income over ingredient cost *           $     67.6         $    50.0         $    51.7        $      -         $    169.3

* The commercial animal feed industry generally prices products on the basis of aggregate ingredient cost plus a per-unit margin. As ingredient prices fluctuate, the changes are generally passed on to customers through changes in the Company's product pricing. Income over ingredient cost or IOIC (which is equal to net sales minus the cost of ingredients), rather than sales dollars, is the key indicator of revenue performance because of the distortions in sales dollars caused by changes in commodity prices. Management also monitors IOIC per ton to evaluate trends in pricing and relative product value.

Americas

         Net sales in the Americas segment (which excludes the United States) decreased $0.9 million or 0.7% for the quarter ended February 28, 2001 as compared to the same period last year. The decrease in net sales was the result of a 7.6% decline in feed sales volume, which was mostly offset by higher average selling prices. For the six months ended February 28, 2001, net sales in the Americas increased $5.9 million or 2.2% mainly as a result of higher average selling prices, which were only partially offset by a 4.7% decline in volume. Brazil and Colombia accounted for most of the volume declines in the quarter and six months ended February 28, 2001. The Company's operations in Brazil have continued to focus their selling efforts on higher margin products. Increased prices and reduced discounts prompted the volume declines in Colombia. Average selling prices for the Americas segment increased $19 per ton in both the quarter and six months ended February 28, 2001, reflecting the activities in Brazil and Colombia as well as higher commodity costs.

         Segment profitability in the Americas decreased $0.1 million or 2.3% in the second quarter and $0.9 million or 7.4% in the six months ended February 28, 2001 as compared to the same periods last year. Income over ingredient cost
(IOIC) for the region increased $1.3 million in the second quarter and $3.3 million in the six-month period mainly as a result of the increased selling efforts in Brazil. Nevertheless, segment profitability declined somewhat as higher operating expenses more than offset the improvement in IOIC for the region. Operating expenses increased both to support the increased selling efforts in Brazil and to account for local inflationary increases in excess of the rate at which the local currencies weakened versus the U.S. Dollar.

Europe

         Net sales in Europe decreased $8.2 million or 11.1% for the second quarter and $21.7 million or 14.4% in the six months ended February 28, 2001 as compared to the same periods last year. The second quarter decrease in net sales was due to a decline in feed sales volume, which was only partially offset by an increase in average selling prices. The decrease in net sales for the six-month period was related entirely to a decline in volume. Feed volume declined by 61,100 tons or 17.4% in the second quarter and 103,500 tons or 14.6% in the six month period as already difficult market conditions in the region were exacerbated by newly reported outbreaks of BSE or "mad cow disease." Favorable grazing conditions in Spain also reduced demand for commercial feed. Average selling prices for the Europe segment increased $16 per ton or 7.5% in the second quarter primarily as a result of higher ingredient costs.

         Segment profitability in the Europe segment decreased $0.6 million or 20.0% in the second quarter and $1.5 million or 20.0% in the six months ended February 28, 2001. IOIC decreased $3.9 million or 16.5% in the second quarter and $10.1 million or 20.2% in the six-month period primarily due to lower feed volume. The declines in IOIC were mostly offset by lower operating expenses which reflect both the reduction in volume and the translation of local currency expenses at weaker exchange rates.

Asia

         Net sales in the Asia segment decreased $0.8 million or 0.9% for the quarter ended February 28, 2001 as compared to the same period last year. The decrease in net sales was the result of lower average selling prices, which were mostly offset by an increase in volume. For the six months ended February 28, 2001, net sales in Asia increased $7.1 million or 4.1% mainly as a result of higher volume, which was only partially offset by lower average selling prices. In China, volumes increased 25,700 tons or 101.0% in the second quarter and 52,200 tons or 88.6% in the six-month period reflecting a positive response to recent sales initiatives combined with favorable animal prices in the China market. Average selling prices for the Asia segment declined $11 per ton or 4.5% in the second quarter and $5 per ton or 1.9% in the six month period primarily as a result of lower prices in Korea and the Philippines. As a result of a reduction in demand for hog feeds, the operations in Korea and the Philippines were unable to pass through higher ingredient costs to customers.

         Segment profitability in the Asia segment decreased $4.1 million or 42.3% in the second quarter and $6.4 million or 31.4% in the six months ended February 28, 2001. IOIC in Asia decreased $5.1 million or 20.2% in the second quarter and $5.6 million or 10.8% in the six month period as the impact of weak hog market conditions in Korea and the Philippines more than offset the improvement experienced in China. The second quarter decline in IOIC was partially offset by a $1.0 million decline in operating expenses which reflects the translation of local currency expenses at weaker exchange rates.

Corporate and Tradico

         The corporate and Tradico segment is located primarily in the United States. This segment contains certain corporate items which are not allocated to other segments. Tradico, a division within the Company, acquires and resells ingredients, equipment and feed products primarily to foreign affiliates. A subsidiary named "Tradico, Inc." was organized in Missouri in August 2000 and acquired a manufacturing facility in Greenville, Mississippi. In the second quarter of this fiscal year, Tradico recorded intercompany sales of $23.6 million.

         In terms of segment profitability, the corporate and Tradico segment recorded losses of $4.0 million and $8.5 million in the quarter and six months ended February 28, 2001, respectively. These compare to losses of $3.5 million and $6.8 million in the quarter and six months ended February 29, 2000, respectively. These losses are primarily related to unallocated corporate administrative items. The second quarter increase in unallocated corporate administrative expenses is primarily related to operating expenses associated with the Greenville facility. The year-to-date increase in unallocated corporate administrative items reflects $0.5 million of litigation expenses incurred in the first quarter related to the Company's efforts to recover vitamin price fixing damages in a class action lawsuit. Tradico's margins on intercompany sales have been allocated to the region/segment that purchased the goods.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $0.9 million and $20.3 million for the six months ended February 28, 2001 and February 29, 2000, respectively. The decrease in operating cash flows between the two periods primarily resulted from the decline in net earnings.

         Capital expenditures, primarily to replace or enhance existing production facilities and equipment, totaled $9.2 million and $12.0 million for the six months ended February 28, 2001 and February 29, 2000, respectively. The Company has no material commitments for capital expenditures as of February 28, 2001. Anticipated capital expenditures are expected to be funded with existing cash reserves as well as cash generated from operations.

         The Company's working capital requirements for inventories and receivables are influenced somewhat by seasonality, the availability of raw materials and changes in commodity costs, and as a result may fluctuate widely. Since its spin-off, the Company's operating units have generally financed their seasonal and other working capital requirements through intercompany loans and advances provided by the U.S. parent. Short-term borrowings provided by local foreign banks and branches of multinational banks are also utilized. The Company reduced its short-term borrowings from $27.8 million at August 31, 2000 to $25.8 million at February 28, 2001.

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

         On September 25, 1998, the Company's Board of Directors authorized the purchase by the Company of up to 2,000,000 shares of Agribrands' common stock in open market transactions at management's discretion and depending on market conditions. As of February 28, 2001, the Company had purchased 855,052 shares pursuant to this authorization at an average cost of $39.54 per share. No purchases occurred during the six months ended February 28, 2001.


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

         When exchange rates fluctuate, earnings results using U.S. Dollar-based accounting differ from results under local currency based accounting in three important ways. Under U.S. Dollar-based accounting:

     o Cost of goods sold is measured using the exchange rate at the time inventory was purchased rather than the exchange rate at the time finished products are sold.

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

         Because of its principal focus on cash flows, management uses Dollar-based EBITDA as a key determinant of awards for corporate management under its annual incentive plan. The following table provides a reconciliation of pre-tax earnings to Dollar-based EBITDA for the quarters and six months ended February 28, 2001 and February 29, 2000:


                                           Dollar-based EBITDA
                                          (Dollars in millions)

                                                               Quarter Ended                      Six Months Ended
                                                       ------------------------------      -------------------------------
                                                       February 28,     February 29,       February 28,      February 29,
                                                           2001             2000               2001              2000
                                                       --------------- --------------      --------------- ---------------
  Earnings before Income Taxes                            $   6.5          $ 16.5             $ 14.2           $ 37.5
  Adjustments:
    o    Depreciation and amortization                        5.8             6.4               11.8             12.7
    o    Interest expense                                     0.9             0.6                1.7              1.5
    o    Investment income                                   (2.6)           (2.3)              (4.9)            (4.8)
    o    Merger expenses                                      1.4               -                7.6                -
    o    Provisions for restructuring                         0.9               -                1.5                -
                                                       --------------- ------------        ------------- -----------------
  EBITDA reported after translation under FAS 52             12.9            21.2               31.9             46.9

  Adjustments to report EBITDA on a Dollar basis:
  1)   Difference in cost of products sold                   (1.3)            0.6               (3.7)            (0.5)
  2)   Reversal of foreign exchange loss/(gain)
       reported under FAS 52                                  1.1            (1.3)               2.6             (1.0)
  3)   Dollar-based foreign exchange (loss)/gain             (1.2)            1.5                0.3              3.0
                                                       --------------- ------------        ------------- -----------------
  EBITDA reported on a U.S. Dollar basis                  $  11.5          $ 22.0             $ 31.1           $ 48.4
                                                       =============== ============        ============= =================


Explanation of adjustments to EBITDA:

1) Difference in cost of products sold. Cost of products sold was lower under FAS 52 in the current quarter and six months ended February 28, 2001 primarily due to devaluation of the Brazilian Real, the Korean Won and the Philippine Peso against the Dollar. Under Dollar-based accounting, inventories are initially recorded and maintained in Dollars.

2) Reversal of foreign exchange loss/gain reported under FAS 52. The Company reported foreign exchange losses under FAS 52 of $1.1 million and $2.6 million in the quarter and six months ended February 28, 2001, respectively. Most of these exchange losses occurred in Brazil and Mexico, where the Company carried U.S. Dollar denominated debt and the local currency devalued versus the Dollar.

3) Dollar-based foreign exchange losses and gains. If Agribrands had used Dollar-based accounting worldwide, it would have recognized a foreign exchange loss of $1.2 million in the quarter ended February 28, 2001. Most of this loss occurred in Europe, where the Company has net liabilities denominated in the local currencies. During the current quarter, the Euro strengthened versus the Dollar. Therefore, Euro-denominated liabilities decreased in Dollar terms resulting in a foreign exchange loss.

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

         The Company's key financial information systems in Europe are equipped to process both Euro and legacy currency transactions during the transition period from January 1, 1999 through January 1, 2002; however, they are not ready to handle the July 1, 2002 withdrawal of all legacy currencies. Management is currently planning to modify the Company's key financial systems so they can handle the July 1, 2002 mandatory conversion to the Euro. The Company has not yet incurred any material costs related to the conversion, and future costs for replacing computer equipment and reprogramming existing systems are not expected to be material. The Company plans to complete system modifications and necessary testing by November 1, 2001.

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

           Excluding merger expenses and restructuring charges, consolidated operating results for the quarter and six months ended February 28, 2001 were well below long-term trend lines. The disappointing earnings for the first half of the fiscal year reflect predominantly negative cyclical conditions across key markets. Current indications are that circumstances are improving in certain key markets like Mexico, Korea and the Philippines. As a result, consolidated operating results for the latter half of the current fiscal year should exceed results for the first half of the year.

         Pre-tax earnings remain subject to volatility due, in particular, to foreign exchange gains and losses generated by volatile exchange rates and changing capital structures within the foreign affiliates. Currently, the Company's most significant exposures to foreign exchange gains and losses impacting net earnings are U.S. Dollar liabilities carried in Canada, Mexico, Colombia and Peru. As discussed earlier, management focuses on the Company's exposure to the change in the dollar value of net monetary asset or liability positions in currencies other than the U.S. Dollar. These values can also be volatile as the cost of hedging these exposures often exceeds the likely benefit. The Company currently has significant net monetary asset or liability positions in Euros, Canadian Dollars, Chinese Renminbi, Colombian Pesos and Philippine Pesos.

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

                   FORWARD-LOOKING STATEMENTS & BUSINESS RISKS

         Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Outlook" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (which may use words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are described below and elsewhere in this report. Such factors include, among others, the following: (i) changing conditions or market trends in the animal feeds and agricultural products industries; (ii) general economic and business conditions, including a regional recession in any of the various regions of the world in which Agribrands operates; (iii) the ability of the Company to implement its business strategy and maintain and enhance its competitive strengths; (iv) the ability of the Company to recover its raw material costs in the pricing of its products, (v) political and economic instability in countries or regions where the Company's business is conducted,
(vi) the level of demand for Agribrands' products,(vii) the ability of the Company to obtain financing for specific or general corporate purposes; (viii) actions of competitors and government entities; (ix) availability of key personnel; (x) industry capacity trends; (xi) changes in the economic or financial impact of, or failure to comply with, government regulations; (xii) changes brought about by e-commerce initiatives and (xiii) completion of the proposed merger with Cargill. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, and neither Agribrands nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Any forward-looking statements contained herein speak solely as of the date as of which such statements are made, and Agribrands undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices, interest rates and foreign currency exchange rates. Market risk information is disclosed in the Company's Form 10-K for the year ended August 31, 2000. Agribrands did not have any material changes in market risk from August 31, 2000 to February 28, 2001.

                                              AGRIBRANDS INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                                        (Dollars in millions except per share data)


                                                           Quarter Ended                          Six Months Ended
                                                     ------------------------------         -------------------------------
                                                     February 28,      February 29,         February 28,       February 29,
                                                         2001              2000                 2001               2000
                                                     ------------       -----------         ------------       ------------
Net Sales                                             $ 278.2            $ 288.1              $ 580.2           $ 589.0
Costs and Expenses                                    -------            -------              -------           -------
     Cost of products sold                              231.6              234.8                477.0             475.1
     Selling, general and administrative                 38.4               39.8                 80.5              80.7
     Merger expenses                                      1.4                -                    7.6               -
     Interest expense                                     0.9                0.6                  1.7               1.5
     Provisions for restructuring                         0.9                -                    1.5               -
     Other (income)/expense, net                         (1.5)              (3.6)                (2.3)             (5.8)
                                                      -------            --------             --------          --------
                                                        271.7              271.6                566.0             551.5
                                                      -------            --------             --------          --------
Earnings before Income Taxes                              6.5               16.5                 14.2              37.5
Income Taxes                                              2.6                5.5                  5.4              12.6
                                                      -------            --------             --------          --------
Net Earnings                                          $   3.9            $  11.0              $   8.8           $  24.9
                                                      =======            ========             ========          ========
Earnings Per Share
     Basic                                            $   .40            $  1.08              $   .90           $  2.42
                                                      =======            ========             ========          ========
     Diluted                                          $   .38            $  1.04              $   .86           $  2.34
                                                      =======            ========             ========          ========




           See Accompanying Notes to Consolidated Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET UNAUDITED)
                              (Dollars in millions)

                                                                           February 28,         August 31,
                                                                               2001                2000
                                                                         ------------------   ---------------
Assets
Current Assets
     Cash and cash equivalents                                                $   154.4           $   174.6
     Short-term investments                                                         4.9                 -
     Receivables, less allowance for doubtful accounts                             76.9                75.4
     Inventories                                                                   96.4                96.6
     Other current assets                                                           8.4                 7.1
                                                                              ----------          -----------
       Total Current Assets                                                       341.0               353.7
                                                                              ----------          -----------

Investments and Other Assets                                                       58.3                59.5

Property at Cost                                                                  344.6               351.7
Accumulated Depreciation                                                         (186.2)             (183.3)
                                                                              ----------          -----------
                                                                                  158.4               168.4
                                                                              ----------          -----------

         Total                                                                $   557.7           $   581.6
                                                                              ==========          ===========

Liabilities and Shareholders' Equity
Current Liabilities
     Current maturities of long-term debt                                     $     0.9           $     0.4
     Notes payable                                                                 25.8                27.8
     Accounts payable and accrued liabilities                                     100.0               116.0
     Income taxes                                                                   3.3                 4.5
                                                                              ----------          -----------
       Total Current Liabilities                                                  130.0               148.7
                                                                              ----------          -----------

Long-Term Debt                                                                      9.4                10.7
Deferred Income Taxes and Other Liabilities                                        27.2                28.7

Shareholders' Equity
     Common stock                                                                    .1                  .1
     Capital in excess of par                                                     419.5               419.5
     Retained earnings                                                            103.9                95.1
     Common stock in treasury, at cost                                            (33.8)              (33.8)
     Accumulated other comprehensive loss                                         (98.6)              (87.4)
                                                                              ----------          -----------
     Total Shareholders' Equity                                                   391.1               393.5
                                                                              ----------          -----------

         Total                                                                $   557.7           $   581.6
                                                                              ==========          ===========


           See Accompanying Notes to Consolidated Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                         Six Months Ended
                                                                               -----------------------------------
                                                                                February 28,         February 29,
                                                                                    2001                 2000
                                                                               ----------------     --------------
Cash Flow from Operations
     Net earnings                                                                 $     8.8             $   24.9
     Non-cash items included in income
       Depreciation and amortization                                                   11.8                 12.7
       Foreign exchange loss/(gain)                                                     2.6                 (1.0)
       Provision for doubtful accounts                                                  0.7                  1.4
       Deferred income taxes                                                           (1.2)                 3.3
     Changes in operating assets and liabilities used in operations                   (24.7)               (19.5)
     Other, net                                                                         2.9                 (1.5)
                                                                                  ----------            ----------
                      Net cash provided by operations                                   0.9                 20.3
                                                                                  ----------            ----------

Cash Flow from Investing Activities
     Property additions                                                                (9.2)               (12.0)
     Proceeds from the sale of property                                                 0.7                  0.6
     Proceeds from the sale of Korean pet food business                                 -                    2.0
     Purchase of marketable securities                                                 (8.5)                (5.0)
     Other, net                                                                        (0.6)                (0.2)
                                                                                  ----------            ----------
                      Net cash used by investing activities                           (17.6)               (14.6)
                                                                                  ----------            ----------

Cash Flow from Financing Activities
     Proceeds from issuance of long-term debt                                           0.4                  -
     Principal payments on long-term debt, including current maturities                (0.5)                (2.2)
     Net (decrease) increase in notes payable                                          (1.4)                 3.4
     Treasury stock purchases                                                           -                   (8.3)
                                                                                  ----------            ----------
                      Net cash used by financing activities                            (1.5)                (7.1)
                                                                                  ----------            ----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                           (2.0)                (0.7)
                                                                                  ----------            ----------
Net Decrease in Cash and Cash Equivalents                                             (20.2)                (2.1)
Cash and Cash Equivalents, Beginning of Period                                        174.6                178.0
                                                                                  ----------
                                                                                                        ----------
Cash and Cash Equivalents, End of Period                                          $   154.4             $  175.9
                                                                                  ==========            ==========


           See Accompanying Notes to Consolidated Financial Statements

                         AGRIBRANDS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)


  Note 1 - PROPOSED MERGER. On December 1, 2000, Agribrands and Cargill, Incorporated ("Cargill") entered into an Agreement and Plan of Merger (the "Merger Agreement"), under which Cargill would acquire Agribrands in a cash merger at a price of $54.50 per share. Agribrands elected to terminate its prior merger agreement with Ralcorp Holdings, Inc. ("Ralcorp") and as a result, paid a $5 million termination fee to Ralcorp.

              The Merger Agreement has been approved by Agribrands' Board of Directors upon the unanimous recommendation of a committee of its independent directors. The transaction is expected to close around April 30, 2001 and is subject to various conditions, including the approval by two-thirds of Agribrands' shareholders, receipt of a ruling from the Internal Revenue Service that the merger will not impact the tax-free treatment of Agribrands' 1998 spin-off from Ralston Purina, regulatory approvals and other customary conditions. Cargill may waive the requirement for the tax ruling. Agribrands mailed a proxy statement to shareholders on or around March 21, 2001.


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


  Note 3 - COMPREHENSIVE INCOME/(LOSS):

                                                               Quarter Ended                     Six Months Ended
                                                       -------------------------------    -------------------------------
                                                       February 28,      February 29,     February 28,      February 29,
                                                           2001              2000             2001              2000
                                                       --------------    -------------    -------------     -------------
        Net earnings                                     $   3.9             $ 11.0         $   8.8            $ 24.9
        Foreign currency translation adjustment             (1.4)               0.4           (10.0)              0.2
        Unrealized losses on available-for-sale             (1.2)               -              (1.2)              -
            securities                                 --------------    -------------    -------------     -------------
        Comprehensive income/(loss)                      $   1.3             $ 11.4         $  (2.4)           $ 25.1
                                                       ==============    =============    =============     =============

  Note 4  -   BUSINESS  SEGMENT  INFORMATION.  Sales,   profitability  and total
              assets are presented  below for each of the  Company's  reportable
              segments   along   with  a   reconciliation   of   total   segment
              profitability to total earnings before income taxes:

                                                               Quarter Ended                        Six Months Ended
                                                     -----------------------------------   ------------------------------------
                                                     February 28,       February 29,       February 28,       February 29,
                                                           2001              2000                2001               2000
                                                     -----------------  ----------------   -----------------  -----------------
      Net Sales - External:
           Americas                                      $ 128.5            $ 129.4            $ 269.8            $ 263.9
           Europe                                           65.4               73.6              128.8              150.5
           Asia                                             84.2               85.0              181.5              174.4
           Corporate and Tradico (U.S.)                      0.1                0.1                0.1                0.2
                                                     ---------------  ----------------   -----------------  -----------------
                Total                                    $ 278.2            $ 288.1            $ 580.2            $ 589.0
                                                     ===============  ================   =================  =================

      Net Sales - Intersegment:
           Americas                                      $   -              $   -              $   -              $   -
           Europe                                            -                  -                  -                  -
           Asia                                              -                  -                  -                  -
           Corporate and Tradico (U.S.)                     23.6               31.8               52.0               54.6
                                                     ---------------  ----------------   -----------------  -----------------
                Total                                    $  23.6             $ 31.8            $  52.0            $  54.6
                                                     ===============  ================   =================  =================

      Segment Profitability:
            Americas                                     $   4.2            $   4.3            $  11.2            $  12.1
            Europe                                           2.4                3.0                6.0                7.5
            Asia                                             5.6                9.7               14.0               20.4
            Corporate and Tradico (U.S.)                    (4.0)              (3.5)              (8.5)              (6.8)
                                                     ---------------  ----------------   -----------------  -----------------
                                                             8.2               13.5               22.7               33.2
           Merger expenses                                  (1.4)               -                 (7.6)               -
           Provisions for restructuring                     (0.9)               -                 (1.5)               -
           Interest expense                                 (0.9)              (0.6)              (1.7)              (1.5)
           Other income/(expense), net                       1.5                3.6                2.3                5.8
                                                     ---------------  ----------------   -----------------  -----------------
                Earnings before Income Taxes             $   6.5             $ 16.5            $  14.2            $  37.5
                                                     ===============  ================   =================  =================

      Depreciation and Amortization:
           Americas                                      $   1.8            $   1.9            $   3.6            $   3.7
           Europe                                            1.6                1.8                3.3                3.7
           Asia                                              2.2                2.5                4.5                4.9
           Corporate and Tradico (U.S.)                      0.2                0.2                0.4                0.4
                                                     ---------------  ----------------   -----------------  -----------------
                Total                                    $   5.8            $   6.4            $  11.8            $  12.7
                                                     ===============  ================   =================  =================

                                                        February 28,          August 31,
                                                            2001                 2000
                                                     -------------------  -------------------
      Total Assets:
           Americas                                        $ 158.0              $ 175.5
           Europe                                             96.5                 93.5
           Asia                                              144.8                162.2
           Corporate and Tradico (U.S.)                      158.4                150.4
                                                     -------------------  -------------------
                Total                                      $ 557.7              $ 581.6
                                                     ===================  ===================

  Note 5 -    SUPPLEMENTAL BALANCE SHEET INFORMATION:

                                                                  February 28,        August 31,
                                                                     2001                2000
                                                               ------------------   ----------------
      Receivables:
           Gross receivables                                       $   88.4             $   87.5
           Allowance for doubtful accounts                            (11.5)               (12.1)
                                                               ------------------   ----------------
                                                                   $   76.9             $   75.4
                                                               ==================   ================

      Inventories:
           Raw materials and supplies                              $   75.6             $   77.0
           Finished products                                           20.8                 19.6
                                                               ------------------   ----------------
                                                                   $   96.4             $   96.6
                                                               ==================   ================
      Investments and Other Assets:
           Goodwill, net of accumulated amortization of            $   25.9             $   27.1
             $9.5 at February 28 and $8.6 at August 31
           Investments in affiliated companies                          7.4                  7.0
           Investments in marketable securities                        11.8                 10.0
           Deferred charges and other assets                           13.2                 15.4
                                                               ------------------   ----------------
                                                                   $   58.3             $   59.5
                                                               ==================   ================

      Accounts payable and accrued liabilities:
           Trade accounts payable                                  $   67.2             $   72.2
           Incentive compensation, salaries and vacations              10.4                 14.2
           Restructuring reserves                                       0.1                  0.5
           Other items                                                 22.3                 29.1
                                                               ------------------   ----------------
                                                                   $  100.0             $  116.0
                                                               ==================   ================

  Note 6 - RESTRUCTURING. In the current quarter, Agribrands recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $0.9 million and $0.5 million, respectively. In the six months ended February 28, 2001, the Company recorded provisions for restructuring which reduced earnings before income taxes and net earnings by $1.5 million and $0.9 million, respectively. These charges represented primarily severance costs associated with the streamlining of Agribrands' operations in Mexico and Spain. The restructurings provided for the termination of 27 administrative and production employees, all of whom have been released as of February 28, 2001. Beginning in fiscal 2002, these restructuring actions are expected to result in annual pre-tax cost savings of approximately $1.2 million. The following table summarizes the activity within the restructuring reserves during the quarter and six months ended February 28, 2001. Substantially all actions associated with the remaining reserves are expected to be completed by the end of the fiscal year.

                                                               Quarter Ended                        Six Months Ended
                                                     -----------------------------------   ---------------------------------
                                                     February 28,       February 29,       February 28,       February 29,
                                                           2001              2000                2001               2000
                                                     -----------------  ----------------   -----------------  --------------
           Reserves at Beginning of Period               $  0.8            $   -               $  0.5            $   -
           Provision                                        0.9                -                  1.5                -
           Spending                                        (1.6)               -                 (1.9)               -
                                                     --------------     -------------      --------------     --------------
           Reserves at End of Period                     $  0.1            $   -               $  0.1            $   -
                                                     ==============    ==============      ==============     ==============

  Note 7 - OTHER (INCOME)/EXPENSE, NET:

                                                              Quarter Ended                        Six Months Ended
                                                     -------------------------------        -------------------------------
                                                     February 28,       February 29,        February 28,       February 29,
                                                         2001               2000                2001               2000
                                                     ------------       ------------        ------------       ------------
          Foreign exchange loss/(gain)                $   1.1            $  (1.3)           $   2.6              $  (1.0)
          Investment income                              (2.6)              (2.3)              (4.9)                (4.8)
                                                      --------           --------           --------             --------
                                                      $  (1.5)           $  (3.6)           $  (2.3)             $  (5.8)
                                                      ========           ========           ========             ========

  Note 8 -    COMMON  STOCK.   There  were  9,813,851  shares  of  common  stock
              outstanding at February 28, 2001 and August 31, 2000.

  Note 9 - EARNINGS PER SHARE. Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Quarter Ended                      Six Months Ended
                                                         ----------------------------------   ----------------------------------
                                                           February 28,     February 29,       February 28,      February 29,

                                                               2001             2000               2001              2000
                                                         ----------------- ----------------   ---------------- -----------------
    Numerator:
       Net earnings                                         $      3.9       $      11.0        $       8.8      $      24.9
                                                            ==========       ===========        ===========      ===========
    Denominator:
       Weighted average shares outstanding                   9,813,851        10,215,321          9,813,851       10,291,814
       Assumed conversion of stock options                     474,544           324,583            391,948          361,191
                                                            ----------       -----------        -----------      -----------
       Weighted average shares - assuming dilution          10,288,395        10,539,904         10,205,799       10,653,005
                                                            ==========        ==========         ==========      ===========

    Basic earnings per share (1)                            $      .40       $      1.08        $       .90      $      2.42
                                                            ==========       ===========        ===========      ===========
    Diluted earnings per share (1)                          $      .38       $      1.04        $       .86      $      2.34
                                                            ==========       ===========        ===========      ===========

        (1)  The  sum  of  quarterly  EPS  data  will  not   necessarily   equal
year-to-date EPS data.

  Note 10 -   INVESTMENTS IN MARKETABLE SECURITIES.

              On December 12, 2000, the Company purchased $6.0 million of Pacific Gas & Electric Company commercial paper which matured on February 28, 2001. Agribrands initially classified this investment as held-to-maturity because it had the positive intent and ability to hold the security until maturity. However, Pacific Gas & Electric Company defaulted on all of its commercial paper which matured on February 28, 2001. As a result of this default, the Company has reclassified its investment in Pacific Gas & Electric Company commercial paper as available-for-sale at February 28, 2001. The bid price for Pacific Gas & Electric utility commercial paper as of February 28th was 82% of accreted value. The Company believes this represents a temporary decline in the fair value of the security below its amortized cost because the issues that led to the default are being addressed by the State of California, the utilities, and Federal agencies. The primary issue causing the default on payments is the failed effort at electric utility deregulation in California. The State of California is in the
              process of a large bond offering to assist California utilities with their outstanding obligations. ^ The State of California Public Utility Commission has increased utility rates to further support the utilities. Pacific Gas & Electric Company has indicated that it will continue to pay interest on all defaulted maturities until payment of the defaulted amount can be made in full. However, there is no assurance Pacific Gas & Electric Company will make the payments or refrain from seeking protection from creditors in bankruptcy or other proceedings.

              Investments in marketable securities at February 28, 2001 include shares of various mutual fund securities which are on deposit in a trust to support key man split dollar life insurance. Under terms of the trust agreement, the shares of various mutual fund securities are available for sale at the discretion of Agribrands. The trust agreement limits Agribrands' gross proceeds at the time of the sale to its original cost basis. At February 28, 2001, the original cost basis and aggregate fair value of the mutual fund securities were $12.5 million and $11.8 million, respectively.

              Available-for-sale securities are carried at fair value, which is based on quoted market prices. The difference between the fair value and cost basis of these securities, net of tax, is shown as a separate component within Accumulated Other Comprehensive Loss in the shareholders equity section of the Consolidated Balance Sheet. The table below shows the aggregate fair value, gross unrealized holding loss, tax benefit, and net unrealized holding loss for the Company's available-for-sale securities as of February 28, 2001.

                                          Aggregate     Gross Unrealized                     Net Unrealized
                                         Fair Value       Holding Loss       Tax Benefit      Holding Loss
                                        -----------     ----------------     -----------     --------------
           Short-term investments         $   4.9           $   1.1           $   0.4           $   0.7
           Long-term investments             11.8               0.7               0.2               0.5
                                          -------           --------          -------           -------
                                          $  16.7           $   1.8           $   0.6           $   1.2
                                          =======           ========          =======           =======

  Note 11 -   DERIVATIVE FINANCIAL INSTRUMENTS. Effective September 1, 2000, the
              Company adopted  Statement of Financial  Accounting  Standards No.
              133 (FAS 133),  "Accounting for Derivative Instruments and Hedging
              Activities." FAS 133 establishes standards for recognition and measurement of derivatives and hedging activities. The transition adjustments resulting from the adoption of this Statement were immaterial to the Company's results of operations in the first quarter of fiscal 2001.

              The Company currently uses derivative instruments, primarily foreign exchange forward contracts and commodity futures contracts, to manage certain foreign exchange rate and commodity price risks that are inherent to its business operations. Derivatives used by the Company have an initial term of less than one year. Company policy allows for the use of derivatives only for identifiable exposures, and therefore, the Company does not enter into derivative instruments for trading purposes where the objective is to generate profits. Beginning September 1, 2000, all derivative instruments are carried on the balance sheet at fair value as required by FAS 133 with changes in value being reflected in current period operating results. Since its adoption of FAS 133, the Company has elected not to apply hedge accounting to any of its derivatives.

              With respect to foreign exchange risk, the Company's objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company's foreign currency exposures arise from transactions denominated in a currency other than an entity's functional currency. The Company primarily uses foreign exchange forward contracts to offset the transaction gains and losses on recognized foreign currency denominated assets and liabilities. The Company does not apply hedge accounting to such arrangements because the transaction gains and losses on the foreign currency denominated assets and liabilities are naturally offset to a great extent in the income statement by the losses and gains on the derivative.

              For internal control reasons, Agribrands uses a centralized approach to commodity price risk management. The Company uses commodity futures contracts with the objective of reducing commodity price risks related to raw material requirements for commodities such as corn, wheat and soybean meal. The Company's commodity futures and options trades are conducted almost exclusively at the corporate level and with the Chicago Board of Trade. While Agribrands has considerable exposure to commodity prices, it does relatively little hedging due to complexities presented by the Company's foreign operations. Many of the Company's hedging transactions may not be eligible for hedge accounting on the basis of FAS 133's high effectiveness rule and the requirement that the party at risk be a party to the hedge. For these reasons, the Company has elected not to apply hedge accounting to any of its commodity hedges. Changes in the fair value of commodity futures and option contracts are recognized immediately in earnings on the cost of products sold line.


PART II -     OTHER INFORMATION

              There is no information required to be reported under any items except those indicated below.


Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits filed with this Report:

                      None

              (b)     Reports on Form 8-K:

                      Current Report on Form 8-K filed December 4, 2000 which incorporated under Item 5, Other Events, the Agreement and Plan of Reorganization, dated December 1, 2000 by and among Cargill, Agribrands and Abacus and a joint press release, dated December 4, 2000, describing the Company's announcement regarding the signing of the merger agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AGRIBRANDS INTERNATIONAL, INC.
                                                  ------------------------------
                                                  Registrant

                                                  By: / s / David R. Wenzel
                                                  ------------------------------
                                                  David R. Wenzel
                                                  Chief Financial Officer

Date:  April 4, 2001